Form 10-Q
period 2019-03-31
Replay Acquisition Corp.
filed 2019-05-15
CIK 1763731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38859

Replay Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

767 Fifth Avenue, 46th Floor New York, New York (Address of principal executive offices)	10153 (Zip Code)

(212) 891-2700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one-half of one Warrant	RPLA.U	The New York Stock Exchange
Ordinary Shares, par value $0.0001 per share	RPLA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50	RPLA WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 15, 2019, 35,937,500 ordinary shares, par value $0.0001 per share, were issued and outstanding.

REPLAY ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.                          Financial Statements

REPLAY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$103,332	$25,000
Prepaid expenses	120,233	—
Total current assets	223,565	25,000
Deferred offering costs associated with the proposed public offering	451,998	89,354
Total assets	$675,563	$114,354

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$219,708	$18,000
Accrued expenses	196,300	74,048
Note payable to related party	250,000	—
Due to related party	988	—
Total current liabilities	666,996	92,048

Commitments and contingencies

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2019 and December 31, 2018 (1)	719	719
Additional paid-in capital	24,281	24,281
Accumulated deficit	(16,433)	(2,694)
Total shareholders’ equity	8,567	22,306
Total Liabilities and Shareholders’ Equity	$675,563	$114,354

(1) This number includes up to 937,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On April 8, 2019, the underwriters fully exercised their over-allotment option; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the three months ended
March 31, 2019
General and administrative expenses	$13,739
Net loss	$(13,739)

Weighted average shares outstanding, basic and diluted (1)	7,187,500

Basic and diluted net loss per share	$(0.00)

(1)         This number includes up to 937,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On April 8, 2019, the underwriters fully exercised their over-allotment option; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three months ended March 31, 2019
					Total
	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018 (1)	7,187,500	$719	$24,281	$(2,694)	$22,306
Net loss	—	—	—	(13,739)	(13,739)
Balance - March 31, 2019 (unaudited) (1)	7,187,500	$719	$24,281	$(16,433)	$8,567

(1) This number includes up to 937,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 8, 2019, the underwriters fully exercised their over-allotment option; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended
March 31, 2019
Cash Flows from Operating Activities:
Net loss	$(13,739)
General and administrative expenses paid by related party	988
Changes in operating assets and liabilities:
Accounts payable	10,089
Accrued expenses	726
Net cash used in operating activities	(1,936)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000
Offering costs paid	(169,732)
Net cash provided by financing activities	80,268

Net change in cash	78,332

Cash - beginning of the period	25,000
Cash - end of the period	$103,332

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$192,880
Offering costs included in accounts payable	$89,386
Prepaid expenses included in accounts payable	$120,233

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Replay Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on November 6, 2018. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular business, industry or geographical location for purposes of consummating a Business Combination, the Company intends to focus its search for a target in Argentina and/or Brazil focused on industries that the Company believes have favorable prospects and a high likelihood of generating strong risk-adjusted returns for its shareholders. These industries include, but are not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through March 31, 2019 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

The Company’s sponsor is Replay Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources.  The registration statement for the Company’s Initial Public Offering was declared effective on April 3, 2019. On April 8, 2019, the Company consummated its initial public offering (“Initial Public Offering”) of 28,750,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $15.0 million, inclusive of approximately $9.2 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $7.75 million (Note 4).

Upon the closing of the Initial Public Offering and Private Placement, $287.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders (the “Public Shareholders”) of its ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or April 8, 2021, (the “Combination Period”) or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but no more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of March 31, 2019, the Company had approximately $103,000 in its operating bank account.

Through March 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $1,000 of general and administrative expenses paid by related party on behalf of the Company.  Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million.  The Company fully repaid the note to the Sponsor on May 6, 2019.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 4). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company has no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on April 12, 2019 and April 5, 2019, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering in April 2019.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At March 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.  There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Public Offering

On April 8, 2019, the Company sold 28,750,000 Units, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at a purchase price of $10.00 per Unit in the Initial Public Offering.  Of these, an aggregate of 2,500,000 Units in the Initial Public Offering (“Affiliate Units”) were purchased by certain affiliates of the Sponsor for gross proceeds of $25.0 million.

Each Unit consists of one ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

In December 2018, the Sponsor purchased 7,187,500 ordinary shares, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. In March 2019, the Sponsor transferred to the Company’s independent directors an aggregate of 90,000 Founder Shares for an aggregate purchase price of $313.05. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

after the Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering on April 8, 2019, the Company sold 7,750,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7.75 million. Each Private Placement Warrant is exercisable for one ordinary share at a price of $11.50 per share. A portion of the net proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On December 1, 2018, the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 30, 2019 or the completion of the Initial Public Offering. The Company borrowed $250,000 under the Note, and fully repaid on May 6, 2019.

In addition to the outstanding Note, as of March 31, 2019, the Company borrowed approximately $1,000 from a related party to cover for general and administrative expenses.  To date, the Company has not repaid this amount.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Reimbursement

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s Audit Committee will review on a

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

quarterly basis all payments that were made to the Sponsor, officers, directors or the Company’s or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

Note 5—Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any ordinary shares underlying such securities, are entitled to registration rights pursuant to a Registration Rights Agreement entered into on April 3, 2019. These holders will be entitled to certain demand and “piggyback” registration rights. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.  On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering.

Except on the Affiliate Units, the underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5.25 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $9.19 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6—Shareholders’ Equity

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2019 and December 31, 2018, there were 7,187,500 ordinary shares outstanding. Of the 7,187,500 ordinary shares, an aggregate of up to 937,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

Preferred Shares—The Company is authorized to issue 2,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, or April 8, 2020; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. If the

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•                  in whole and not in part;

•                  at a price of $0.01 per warrant;

•                  upon a minimum of 30 days’ prior written notice of redemption; and

•                  if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” are to Replay Acquisition Corp., except where the context requires otherwise. References to our “management” or our “management team” are to our officers and directors, and references to the “Sponsor” are to Replay Sponsor, LLC. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on November 6, 2018 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although we are not limited to a particular business, industry or geographical location for purposes of consummating a Business Combination, we intend to focus our search for a target in Argentina and/or Brazil focused on industries that we believe have favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders.  These industries include, but are not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors.

Subsequent to the quarterly period covered by this Quarterly Report, on April 8, 2019, we consummated our initial public offering (“Initial Public Offering”) of 28,750,000 units (“Units”) at an offering price of $10.00 per Unit, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $287,500,000. Each Unit consists of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. An aggregate of 2,500,000 Units were purchased by certain affiliates of the Sponsor in the Initial Public Offering for gross proceeds of $25,000,000 (“Affiliate Units”).

Simultaneously with the consummation of the Initial Public Offering and the full over-allotment option, we consummated a private placement (the “Private Placement”) of 7,750,000 warrants (“Private Placement Warrants”) to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,750,000. Following the Initial Public Offering and the Private Placement, and after deducting offering expenses, $287,500,000 (including $9,187,500 of deferred underwriting commissions) were placed in a trust account established for the benefit of our public shareholders (the “Trust Account”).

If we are unable to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering, or April 8, 2021 (“Combination Period”), we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but no more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

From inception through March 31, 2019, our entire activity had been related to our formation and the preparation for the Initial Public Offering, which was consummated on April 8, 2019. Since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2019, we had net loss of approximately $14,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $103,000 in our operating bank account.

Through March 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $250,000 in loans from our Sponsor under an unsecured promissory note and approximately $1,000 in advances from a related party.  Subsequent to the consummation of the Initial Public Offering, we received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million.  We fully repaid the note to our Sponsor on May 6, 2019.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).  Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial Business Combination or one year from this filing.

Related Party Transactions

Founder Shares

In December 2018, our Sponsor purchased 7,187,500 ordinary shares, par value $0.0001 per share (“Founder Shares”), for an aggregate price of $25,000. In March 2019, our Sponsor transferred to our independent directors an aggregate of 90,000 Founder Shares at the same price originally paid for such shares. Our Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

Our Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering on April 8, 2019, we sold 7,750,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7.75 million. Each Private Placement Warrant is exercisable for one ordinary share at a price of $11.50 per share. A portion of the net proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On December 1, 2018, our Sponsor agreed to loan us an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note.  This loan is non-interest bearing and payable on the earlier of June 30, 2019 or the completion of the Initial Public Offering. We borrowed $250,000 under the note, and fully repaid on May 6, 2019.

In addition to the outstanding promissory note, as of March 31, 2019, we borrowed approximately $1,000 from a related party to cover for general and administrative expenses.  To date, we have not repaid this amount.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we had no borrowings under the Working Capital Loans.

Reimbursement

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any ordinary shares underlying such securities, are entitled to registration rights pursuant to a registration rights agreement entered into on April 3, 2019. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.  On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering.

Except on the 2,500,000 Affiliate Units sold in the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5.25 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $9.19 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At March 31, 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)  contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2019. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on April 5, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on April 5, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In December 2018, we issued 7,187,500 ordinary shares, par value $0.0001 per share, to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In March 2019, our Sponsor transferred to our independent directors an aggregate of 90,000 Founder Shares at the same price originally paid for such shares.

On April 8, 2019, we consummated our Initial Public Offering of 28,750,000 Units, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, with each Unit consisting of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant exercisable to purchase one ordinary share at an exercise price of $11.50. Each whole warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or April 8, 2020 and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $287.5 million. An aggregate of 2,500,000 Units were purchased by certain affiliates of the Sponsor in the Initial Public Offering for gross proceeds of $25.0 million.

Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“BofA Merrill Lynch”) acted as the joint book-running managers and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-230347). The SEC declared the registration statement effective on April 3, 2019.

Simultaneously with the consummation of the Initial Public Offering and the full over-allotment option, we consummated the Private Placement of 7,750,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7.75 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D. The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that, if held by the original holder or their permitted assigns, they (i) may be exercised on a cashless basis and (ii) are not subject to redemption. In addition, the Private Placement Warrants will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of our initial Business Combination.

We paid a total of $5.25 million in underwriting discounts and commissions and approximately $638,000 for other costs and expenses related to the Initial Public Offering. In addition, Credit Suisse and BofA Merrill Lynch agreed to defer approximately $9.2 million in underwriting commissions, which amount will be payable upon consummation of the initial Business Combination, if consummated. After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $9.2 million in underwriting commissions) and the offering expenses, the total net proceeds from our Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the Private Placement was approximately $289.4 million of which $287.5 million was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association.

10.1(1)	Letter Agreement, dated April 3, 2019, among the Company, Replay Sponsor, LLC and the officers and directors of the Company.

10.2(1)	Investment Management Trust Agreement, dated April 3, 2019, between the Company and Continental Stock Transfer & Trust Company.

10.3(1)	Registration Rights Agreement, dated April 3, 2019, among the Company, Replay Sponsor, LLC and certain security holders.

10.4(1)	Sponsor Warrants Purchase Agreement, dated April 3, 2019, between the Company and Replay Sponsor, LLC.

31.1

Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                 These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)         Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-38859), filed with the Securities and Exchange Commission on April 9, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLAY ACQUISITION CORP.

Date: May 15, 2019	By:	/s/ Edmond Safra
		Name:	Edmond Safra
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Gregorio Werthein
		Name:	Gregorio Werthein
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Brendan Driscoll
		Name:	Brendan Driscoll
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)