Form 10-Q
period 2019-06-30
Replay Acquisition Corp.
filed 2019-08-13
CIK 1763731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2019, 35,937,500 ordinary shares, par value $0.0001 per share, were issued and outstanding.

REPLAY ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.                            Financial Statements

REPLAY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,784,487	$25,000
Prepaid expenses	138,629	—
Total current assets	1,923,116	25,000
Investments held in Trust Account	289,260,594	—
Deferred offering costs associated with the initial public offering	—	89,354
Total assets	$291,183,710	$114,354

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,600	$18,000
Accrued expenses	170,269	74,048
Total current liabilities	172,869	92,048
Deferred underwriting commissions	9,187,500	—
Total liabilities	9,360,369	92,048

Commitments and contingencies
Ordinary shares, $0.0001 par value; 27,682,334 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2019 and December 31, 2018, respectively	276,823,340	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 8,255,166 and 7,187,500 shares issued and outstanding (excluding 27,682,334 and -0- shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	826	719
Additional paid-in capital	3,375,505	24,281
Retained earnings (accumulated deficit)	1,623,670	(2,694)
Total shareholders’ equity	5,000,001	22,306
Total Liabilities and Shareholders’ Equity	$291,183,710	$114,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended	For The Six Months Ended
	June 30, 2019	June 30, 2019
General and administrative expenses	$120,491	$134,230
Loss from operations	(120,491)	(134,230)
Gain on marketable securities, dividends and interest held in Trust Account	1,760,594	1,760,594
Net income	$1,640,103	$1,626,364

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	28,750,000
Basic and diluted net income per share, Public Share	$0.06	$0.06
Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500
Basic and diluted net loss per share, Founder Share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the six months ended June 30, 2019
				Retained earnings	Total
	Ordinary Shares		Additional Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	7,187,500	$719	$24,281	$(2,694)	$22,306
Net loss				(13,739)	(13,739)
Balance - March 31, 2019 (unaudited)	7,187,500	$719	$24,281	$(16,433)	$8,567
Sale of units in initial public offering, gross	28,750,000	2,875	287,497,125	—	287,500,000
Offering costs			(15,075,329)		(15,075,329)
Sale of private placement warrants to Sponsor in private placement			7,750,000		7,750,000
Ordinary shares subject to possible redemption	(27,682,334)	(2,768)	(276,820,572)		(276,823,340)
Net income				1,640,103	1,640,103
Balance - June 30, 2019 (unaudited)	8,255,166	$826	$3,375,505	$1,623,670	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended
June 30, 2019
Cash Flows from Operating Activities:
Net income	$1,626,364
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	2,206
Gain on marketable securities, dividends and interest held in Trust Account	(1,760,594)
Changes in operating assets and liabilities:
Prepaid expenses	(138,629)
Accrued expenses	82,575
Net cash used in operating activities	(188,078)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000
Repayment of note payable and advances from related party	(252,206)
Proceeds received from initial public offering, gross	287,500,000
Proceeds from private placement	7,750,000
Offering costs paid	(5,800,229)
Net cash provided by financing activities	289,447,565

Net change in cash	1,759,487

Cash - beginning of the period	25,000
Cash - end of the period	$1,784,487

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000
Offering costs included in accounts payable	$2,600
Value of ordinary shares subject to possible redemption	$276,823,340

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through June 30, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Replay Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources.  The registration statement for the Company’s Initial Public Offering was declared effective on April 3, 2019. On April 8, 2019, the Company consummated its Initial Public Offering of 28,750,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $15.0 million, inclusive of approximately $9.2 million in deferred underwriting commissions (Note 5).

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

Liquidity

As of June 30, 2019, the Company had approximately $1.8 million outside of the Trust Account, approximately $1.8 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital of approximately $1.75 million.

Through June 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company.  Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million.  The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on April 12, 2019 and April 5, 2019, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company's investments held in Trust Account consists entirely of U.S government securities with an original maturity of 180 days or less.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying unaudited condensed statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•                  Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•                  Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•                  Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ASC 825, Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of June 30, 2019 and December 31, 2018, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019, 27,682,334 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.  At December 31, 2018, the Company did not have any ordinary shares subject to possible redemption outstanding.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase an aggregate of 22,125,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three and six months ended June 30, 2019, basic and diluted for Public Share, were calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.8 million, by the weighted average number of Public Shares outstanding for the period. Net loss per share for the three and six months ended June 30, 2019, basic and diluted for Founder Shares were calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the periods.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.  There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

In December 2018, the Sponsor purchased 7,187,500 ordinary shares, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. In March 2019, the Sponsor transferred to the Company’s independent directors an aggregate of 90,000 Founder Shares for an aggregate purchase price of $313.05. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

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

In addition to the Note, as of June 30, 2019, the Company borrowed approximately $2,000 from a related party to cover for general and administrative expenses.  The Company repaid this amount on May 7, 2019.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

Reimbursement

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s Audit Committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or the Company’s or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

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

Note 6—Shareholders’ Equity

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2018, there were 7,187,500 ordinary shares outstanding.  Of the 7,187,500 ordinary shares, an aggregate of up to 937,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture.  These 7,187,500 Founder Shares are subject to certain restrictions (see Note 4).  In April 2019, the Company sold 28,750,000 Units in the Initial Public Offering.  As a result, as of June 30, 2019, there were 35,937,500 ordinary shares issued and outstanding, including 27,682,334 ordinary shares subject to possible redemption.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Shares—The Company is authorized to issue 2,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering, or April 8, 2020; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$289,260,594	—	—

At June 30, 2019, approximately $3,600 of the balance in the Trust Account was held in cash.  Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2019.

Item 2.                            Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” are to Replay Acquisition Corp., except where the context requires otherwise. References to our “management” or our “management team” are to our officers and directors, and references to the “Sponsor” are to Replay Sponsor, LLC. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.

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

The registration statement for our initial public offering (“Initial Public Offering”) was declared effective on April 3, 2019. On April 8, 2019, we consummated our Initial Public Offering of 28,750,000 units (“Units”) at an offering price of $10.00 per Unit, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $287,500,000. Each Unit consists of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. An aggregate of 2,500,000 Units were purchased by certain affiliates of the Sponsor in the Initial Public Offering for gross proceeds of $25,000,000 (“Affiliate Units”).

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

Results of Operations

Our entire activity since November 6, 2018 (inception) through June 30, 2019 was in preparation for the Initial Public Offering, and since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income on investments held in the Trust Account after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2019, we had net income of approximately $1.64 million, which consisted of approximately $1.8 million in gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $120,000 in general and administrative expenses.

For the six months ended June 30, 2019, we had net income of approximately $1.63 million, which consisted of approximately $1.8 million in gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $134,000 in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $1.8 million outside of the Trust Account, approximately $1.8 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.75 million.

Through June 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $250,000 in loans from our Sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party.  Subsequent to the consummation of the Initial Public Offering, we received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million.  We fully repaid the note and the advances to our Sponsor and the related party in May 2019.

Following our Initial Public Offering and the Private Placement, $287.5 million was placed in the Trust Account, including approximately $9.2 million of deferred underwriting commissions. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering on April 8, 2019, we sold 7,750,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7.75 million. Each Private Placement Warrant is exercisable for one ordinary share at a price of $11.50 per share. A portion of the net proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On December 1, 2018, our Sponsor agreed to loan us an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note.  This loan was non-interest bearing and payable on the earlier of June 30, 2019 or the completion of the Initial Public Offering. We borrowed $250,000 under the note, and fully repaid on May 6, 2019.

In addition to the promissory note, as of June 30, 2019, we borrowed approximately $2,000 from a related party to cover for general and administrative expenses.  We repaid this amount on May 7, 2019.

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

Except on the 2,500,000 Affiliate Units sold in the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5.25 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $9.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019, 27,682,334 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.  At December 31, 2018, we did not have any ordinary shares subject to possible redemption outstanding.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase an aggregate of 22,125,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three and six months ended June 30, 2019, basic and diluted for Public Share, were calculated by dividing the investment income earned on the Trust Account of approximately $1.8 million, by the weighted average number of Public Shares outstanding for the period. Net loss per share for the three and six months ended June 30, 2019, basic and diluted for Founder Shares were calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3.                            Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.                            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2019. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPLAY ACQUISITION CORP.

Date: August 13, 2019	By:	/s/ Edmond Safra
		Name:	Edmond Safra
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Gregorio Werthein
		Name:	Gregorio Werthein
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Brendan Driscoll
		Name:	Brendan Driscoll
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)