Form 10-Q
period 2019-09-30
Replay Acquisition Corp.
filed 2019-11-07
CIK 1763731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38859

Replay Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

767 Fifth Avenue, 46th Floor
New York, New York	10153
(Address of principal executive offices)	(Zip Code)

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

As of November 7, 2019, 35,937,500 ordinary shares, par value $0.0001 per share, were issued and outstanding.

REPLAY ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.                                 Financial Statements

REPLAY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,618,729	$25,000
Prepaid expenses	101,988	—
Total current assets	1,720,717	25,000
Investments held in Trust Account	290,822,448	—
Deferred offering costs associated with the initial public offering	—	89,354
Total assets	$292,543,165	$114,354

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$82,220	$18,000
Accrued expenses	—	74,048
Total current liabilities	82,220	92,048
Deferred underwriting commissions	9,187,500	—
Total liabilities	9,269,720	92,048

Commitments and contingencies
Ordinary shares, $0.0001 par value; 27,827,344 and -0- shares subject to possible redemption at $10.00 per share at September 30, 2019 and December 31, 2018, respectively	278,273,440	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 8,110,156 and 7,187,500 shares issued and outstanding (excluding 27,827,344 and -0- shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	811	719
Additional paid-in capital	1,925,420	24,281
Retained earnings (Accumulated deficit)	3,073,774	(2,694)
Total shareholders’ equity	5,000,005	22,306
Total Liabilities and Shareholders’ Equity	$292,543,165	$114,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended	For The Nine Months Ended
	September 30, 2019	September 30, 2019
General and administrative expenses	$111,750	$245,980
Loss from operations	(111,750)	(245,980)
Gain on marketable securities, dividends and interest held in Trust Account	1,561,854	3,322,448
Net income	$1,450,104	$3,076,468

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	28,750,000
Basic and diluted net income per share, Public Share	$0.05	$0.12
Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500
Basic and diluted net loss per share, Founder Share	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the nine months ended September 30, 2019
				Retained earnings	Total
	Ordinary Shares		Additional Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	7,187,500	$719	$24,281	$(2,694)	$22,306
Net loss	—	—	—	(13,739)	(13,739)
Balance - March 31, 2019 (unaudited)	7,187,500	$719	$24,281	$(16,433)	$8,567
Sale of units in initial public offering, gross	28,750,000	2,875	287,497,125	—	287,500,000
Offering costs	—	—	(15,075,329)	—	(15,075,329)
Sale of private placement warrants to Sponsor in private placement	—	—	7,750,000	—	7,750,000
Ordinary shares subject to possible redemption	(27,682,334)	(2,768)	(276,820,572)	—	(276,823,340)
Net income	—	—		1,640,103	1,640,103
Balance - June 30, 2019 (unaudited)	8,255,166	$826	$3,375,505	$1,623,670	$5,000,001
Ordinary shares subject to possible redemption	(145,010)	(15)	(1,450,085)	—	(1,450,100)
Net income	—	—	—	1,450,104	1,450,104
Balance - September 30, 2019 (unaudited)	8,110,156	$811	$1,925,420	$3,073,774	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Nine Months Ended
September 30, 2019
Cash Flows from Operating Activities:
Net income	$3,076,468
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	2,206
Gain on marketable securities, dividends and interest held in Trust Account	(3,322,448)
Changes in operating assets and liabilities:
Prepaid expenses	(101,988)
Accrued expenses	(87,694)
Accounts payable	79,620
Net cash used in operating activities	(353,836)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000
Repayment of note payable and advances from related party	(252,206)
Proceeds received from initial public offering, gross	287,500,000
Proceeds from private placement	7,750,000
Offering costs paid	(5,800,229)
Net cash provided by financing activities	289,447,565

Net change in cash	1,593,729

Cash - beginning of the period	25,000
Cash - end of the period	$1,618,729

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000
Offering costs included in accounts payable	$2,600
Value of ordinary shares subject to possible redemption	$278,273,440

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through September 30, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Replay Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources.  The registration statement for the Company’s Initial Public Offering was declared effective on April 3, 2019. On April 8, 2019, the Company consummated its Initial Public Offering of 28,750,000 units (“Units”), including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $287.5 million, and incurring offering costs of approximately $15.0 million, inclusive of approximately $9.2 million in deferred underwriting commissions (Note 5).

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

Liquidity and Capital Resources

As of September 30, 2019, the Company had approximately $1.6 million outside of the Trust Account, approximately $3.3 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital of approximately $1.6 million.

Through September 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company.  Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million.  The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on April 12, 2019 and April 5, 2019, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in Trust Account consists entirely of U.S. government securities with an original maturity of 180 days or less.

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

ASC 825, Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of September 30, 2019 and December 31, 2018, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 27,827,344 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.  At December 31, 2018, the Company did not have any ordinary shares subject to possible redemption outstanding.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Ordinary Share

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

The Company’s unaudited condensed statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three and nine months ended September 30, 2019, basic and diluted for Public Share, were calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.6 million and $3.3 million, respectively, by the weighted average number of Public Shares outstanding for the period. Net loss per share for the three and nine months ended September 30, 2019, basic and diluted for Founder Shares were calculated by dividing the net income, less income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the periods.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.  There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

In addition to the Note, the Company borrowed approximately $2,000 from a related party for general and administrative expenses.  The Company repaid this amount on May 7, 2019.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Shareholders’ Equity

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2018, there were 7,187,500 ordinary shares outstanding.  Of the 7,187,500 ordinary shares, an aggregate of up to 937,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture.  These 7,187,500 Founder Shares are subject to certain restrictions (see Note 4).  In April 2019, the Company sold 28,750,000 Units in the Initial Public Offering.  As a result, as of September 30, 2019, there were 35,937,500 ordinary shares issued and outstanding, including 27,827,344 ordinary shares subject to possible redemption.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Shares—The Company is authorized to issue 2,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$290,822,448	—	—

At September 30, 2019, approximately $3,600 of the balance in the Trust Account was held in cash.  Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2019.

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

Recent Developments

On August 15, 2019, the Company received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that the Company is not currently in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis.

Pursuant to the Notice, the Company is subject to the procedures set forth in Sections 801 and 802 of the Manual. The Company submitted a business plan that demonstrates how the Company expects to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. The Company anticipates that it will satisfy this listing requirement within such time period once it consummates an initial Business Combination.

On October 24, 2019, the Company was notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee has agreed to accept the Company’s business plan. The Company will be subject to quarterly monitoring for compliance with such plan.

The Company’s ordinary shares, warrants and Units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, will continue to be listed and traded on the NYSE during the cure period, subject to the Company’s compliance with the NYSE’s other applicable continued listing standards, and will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Results of Operations

Our entire activity since November 6, 2018 (inception) through September 30, 2019 was in preparation for the Initial Public Offering, and since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income on investments held in the Trust Account after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2019, we had net income of approximately $1.5 million, which consisted of approximately $1.6 million in gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $112,000 in general and administrative expenses.

For the nine months ended September 30, 2019, we had net income of approximately $3.1 million, which consisted of approximately $3.3 million in gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $246,000 in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $1.6 million outside of the Trust Account, approximately $3.3 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.6 million.

Through September 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $250,000 in loans from our Sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party.  Subsequent to the consummation of the Initial Public Offering, we received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million.  We fully repaid the note and the advances to our Sponsor and the related party in May 2019.

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

In addition to the promissory note, we borrowed approximately $2,000 from a related party for general and administrative expenses.  We repaid this amount on May 7, 2019.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 27,827,344 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.  At December 31, 2018, we did not have any ordinary shares subject to possible redemption outstanding.

Net Income Per Ordinary Share

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

Our unaudited condensed statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three and nine months ended September 30, 2019, basic and diluted for public share, were calculated by dividing the investment income earned on the Trust Account of approximately $1.6 million and $3.3 million, respectively, by the weighted average number of public shares outstanding for the period. Net loss per share for the three and nine months ended September 30, 2019, basic and diluted for Founder Shares were calculated by dividing the net income, less income attributable to public shares, by the weighted average number of Founder Shares outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

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

Item 4.                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2019. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38859), filed with the Securities and Exchange Commission on April 9, 2019).

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

REPLAY ACQUISITION CORP.

Date: November 7, 2019	By:	/s/ Edmond Safra
		Name:	Edmond Safra
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Gregorio Werthein
		Name:	Gregorio Werthein
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Brendan Driscoll
		Name:	Brendan Driscoll
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)