Form 10-K
period 2019-12-31
Replay Acquisition Corp.
filed 2020-03-25
CIK 1763731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-38859

Replay Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

767 Fifth Avenue, 46th Floor
New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 891-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one-half of one Warrant	RPLA.U	The New York Stock Exchange
Ordinary Shares, par value $0.0001 per share	RPLA	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50	RPLA WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $256,462,500 (based on the closing sales price of the ordinary shares on June 28, 2019 of $9.77, as reported on the New York Stock Exchange).

As of March 25, 2020, 35,937,500 of the registrant’s ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires:

•	references to “we,” “us,” “our,” “the company” or “our company” refer to Replay Acquisition Corp., a Cayman Islands exempted company;

•	references to our “sponsor” refer to Replay Sponsor, LLC, a Delaware limited liability company;

•	references to “public shares” refer to our ordinary shares sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

•	references to “warrants” refer to our warrants sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

•	references to “founder shares” refer to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

•	references to “private placement warrants” refer to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	references to “ordinary shares” refer to our ordinary shares, par value $0.0001 per share;

•	references to “public shareholders” refer to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that their status as “public shareholders” shall only exist with respect to such public shares;

•	references to “management” or our “management team” refer to our officers and directors and our advisory board member;

•	references to “initial shareholders” refer to our sponsor and other holders of our founder shares prior to our initial public offering;

•	references to “$,” “US$” and “U.S. dollar” each refer to the United States dollar;

•	references to “Ps.” and “peso” each refer to the Argentine peso; and

•	references to “R$” and “real” each refer to the Brazilian real.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

ii

•	the lack of a market for our securities;

•	expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company on November 6, 2018 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to in this report as our initial business combination.

While we may pursue a business combination target in any business, industry or geographical location, we have initially focused our search for a target in Argentina and/or Brazil. Both countries are recovering from years of macroeconomic and political instability, which discouraged investment and hindered growth. Although significant risks to the recoveries of these economies persist, we believe that these countries are characterized by strong long-term growth prospects. We have focused our search for a target in industries that we believe have favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders. Targeted industries include, but are not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors, which we refer to as the Latin America opportunity sectors.

We believe that recent volatility in Argentina has created a favorable backdrop for long-term investment opportunities. Many companies that we believe have attractive underlying fundamentals have been impacted by recent macroeconomic factors, potentially generating an advantageous entry point for investment. Consumption and real salaries have been negatively impacted by the very recent economic slowdown. We believe that improved consumption from future recovery of real salaries and foreign direct investment will drive further economic growth with positive tailwinds for valuation improvement.

Similarly, we believe that Brazil’s current government, which has entrusted economic and monetary policy to market friendly economists, will focus on stricter fiscal policies, initiatives to improve productivity, and liberalization of the economy aiming to put the country back on the path of sustainable development. Potential tax and productivity reforms, combined with a larger agenda of privatizations and concessions, may foster short-term economic environment and provide investment opportunities. We expect Brazil’s economic recovery will be driven by a variety of factors, including deleveraging across households and businesses, tax reforms to simplify a complex tax system and more favorable labor market conditions.

We expect the economic and political developments in both Argentina and Brazil to generate multiple attractive targets in the Latin America opportunity sectors.

In December 2018, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. In March 2019, our sponsor transferred to our independent directors an aggregate of 90,000 founder shares at the same price originally paid for such shares.

The registration statement on Form S-1 (File No. 333-230347) for our initial public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on April 3, 2019. On April 8, 2019, we consummated our initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ full exercise of their over-allotment option, with each unit consisting of one ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000.

Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated the private placement of an aggregate of 7,750,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total gross proceeds of $7,750,000 (the “private placement”).

A total of $287,500,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public shareholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination within the required time period and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay our taxes payable and for dissolution expenses up to $100,000, as applicable.

Transaction costs amounted to approximately $5.9 million, consisting of $5.25 million of underwriting fees and approximately $638,000 of other costs. In addition, the underwriters of our initial public offering agreed to defer approximately $9.2 million in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated.

As of December 31, 2019, we had approximately $1.6 million outside of the trust account, approximately $4.6 million of investment income available in the trust account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.6 million.

Our units began trading on April 4, 2019 on the New York Stock Exchange (the “NYSE”) under the symbol “RPLA.U.” Commencing on April 18, 2019, the ordinary shares and warrants comprising the units began separate trading on the NYSE under the symbols “RPLA” and “RPLA WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “RPLA.U.”

On August 15, 2019, we received a written notice (the “Notice”) from the staff of NYSE Regulation indicating that we are not currently in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we are subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrates how we expect to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. We anticipate that we will satisfy this listing requirement within such time period once we consummate our initial business combination. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we are currently subject to quarterly monitoring for compliance with such plan. Our ordinary shares, warrants and units will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with the NYSE’s other applicable continued listing standards, and will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Management Expertise

Our management team is led by our founders, Edmond Safra, Gregorio Werthein and Gerardo Werthein. Our founders collectively have decades of experience investing in, managing and operating companies in Argentina across a variety of industries. Our founders also have decades of experience investing in Brazil. We believe that our management team has established a favorable reputation in the Latin American business community, built strong partnerships with first-tier international institutional investors, developed a vast network of corporate relationships and acquired deep knowledge of the region’s economic fundamentals and regulatory environment. In addition to our management team’s direct involvement, we have recruited and will continue to recruit industry experts to evaluate potential investment opportunities. We believe that our management team’s extensive network in the region will allow them to attract, select and retain high-performing members of management.

Edmond Safra, our Co-Chief Executive Officer, is the founder and President of EMS Capital LP, a New York-based investment manager with over $1.9 billion in assets under management as of December 31, 2019. Mr. Safra is also a Vice President and director of M. Safra & Co., Inc., a multi-asset class investment management company that serves as the family office of the late Moise Y. Safra. He has extensive experience investing across various strategies, asset classes, sectors and geographies. He has been an active investor in the public and private markets in Brazil for the past two decades and in Argentina for the past six years, most recently including private real estate development projects in Buenos Aires.

Gregorio Werthein, our Co-Chief Executive Officer, currently serves as a board member and an executive committee member of Transportadora de Gas del Sur SA (NYSE: TGS). Previously, he served as an Executive Managing Director of Werthein Group (2012 to August 2019), and also as a board member of GNNW S.A., Experta ART and Cachay S.A.

Gerardo Werthein, our Advisory Board Member, has been a principal and shareholder of Werthein Group since 1990. Over the last three decades, Mr. Gerardo Werthein has played an instrumental role in Werthein Group, executing more than fifty M&A and corporate finance transactions in Argentina. Mr. Gerardo Werthein’s transaction experience includes:

•	the acquisition, together with the Sielecki family, of a 23.3% stake in BankBoston Argentina (later known as Standard Bank Argentina) in April 2007, with the remaining 76.7% stake being acquired by Standard Bank. The combined investments represented total consideration of approximately $170 million. In November 2012, ICBC acquired an aggregate of 80% of Standard Bank Argentina for $600 million, which included the complete stakes of the Werthein and Sielecki families;

•	the acquisition of a 48% stake in Telecom Argentina, the largest telecommunications company in Argentina, from France Telecom for $125 million in September 2003, an investment which Werthein Group partially exited in March 2011, when it sold a 10% stake for $145 million, and completely exited by May 2017 through share amortizations and dividend payments for approximately $470 million; and

•	the acquisition of La Caja de Ahorro y Seguro, one of the largest insurance companies in Argentina, in 1994, an investment which Werthein Group exited in 2015.

Mr. Gerardo Werthein has held a variety of leadership positions, including Vice Chairman of the board of directors of Telecom Argentina from 2003 to 2017, where he negotiated and completed a $3.3 billion debt refinancing, one of the largest private debt restructurings in Argentina’s history. Mr. Gerardo Werthein also acted as the CEO of Holding Caja de Ahorro y Seguro from 1994 to 2009. Over his tenure as CEO, the company increased its participation in the market to become the largest insurance group in Argentina.

We have drawn and will continue to draw upon the extensive networks, relationships and investment personnel of our management team and our sponsor to identify, source, negotiate and execute an initial business combination in the Latin America opportunity sectors. Our management team has built these relationships over multiple decades of investment and operating experience in Latin America. We believe that the reputations of the members of our management team will make us a preferred partner for potential initial business combination targets. Furthermore, we believe that these relationships give us access to key resources to understand macroeconomic trends, government policies and reforms, regulatory frameworks, investor expectations and market sentiment in the region.

The past performance of our management team and their affiliates is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our sponsor, management team and their affiliates as indicative of our future performance. None of the members of our management team has any past experience with any blank check companies or special purpose acquisition companies.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company in the Latin America opportunity sectors. We believe that there is an opportunity to take advantage of the recent economic volatility in Argentina to acquire a high-quality, but undervalued, company or asset, as well as of the new economic environment in Brazil, and leverage our expertise to build a strong business with competitive advantages that have the potential to improve the target’s overall value proposition.

We believe our management team has significant experience:

•	identifying, sourcing, negotiating and executing acquisitions in the Latin America opportunity sectors;

•	investing in, managing and operating companies across a variety of industries;

•	attracting, selecting and retaining high-performing management teams with proven track records;

•	developing and executing strategic business plans to grow companies, both organically and inorganically;

•	partnering with other industry-leading players to increase sales and improve profitability, enhancing the competitive position of companies;

•	implementing an optimized capital structure that enables companies to achieve their next phase of growth;

•	accessing the capital markets, including local and international capital sources, across various business cycles; and

•	running successful and growing businesses throughout changing macroeconomic, legal, tax and regulatory environments.

Our acquisition plan is to leverage our management team’s networks of potential transaction sources where we believe a combination of our management team’s industry relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses or assets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. We plan to leverage relationships with management teams of public and private companies, investment professionals at private equity firms and other financial sponsors, owners of private businesses, government bodies, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities.

Upon completion of our initial public offering, the members of our management team began communicating with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination and began the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We expect to weigh potential upside from growth in the target business and an improved capital structure against any identified downside risks. We intend to focus on target businesses that we believe:

•	are leading players or high-quality assets within one of the Latin America opportunity sectors. We intend to seek a target that has a leading position, technology or product capability in the consumer, telecommunications and technology, energy, financial services and real estate sectors;

•	are fundamentally sound with consistent operational performance and free cash flow generation. We expect to target a business that has historically exhibited profitability and strong cash flow generation. Our management team has a proven track record accelerating growth of companies with strong past performance;

•	are well-suited for the volatility in local financial markets. We intend to seek targets that can thrive throughout volatile market conditions such as export-oriented businesses with global sales or where U.S. dollar-denominated revenues will be prioritized;

•	are at an inflection point, such as requiring additional capital to achieve a growth strategy. We intend to look for targets that have clear opportunities for long-term sustainable growth, but which require our capital or expertise to execute a growth strategy;

•	have the potential to further improve their performance under our ownership. We intend to seek targets where we believe we can improve company results by leveraging our transactional, financial, managerial and investment experience as well as our extensive networks and insights. We believe our management team has the right skills and capabilities to enhance companies’ results and consolidate competitive positions in their sectors;

•	may benefit from capital markets access. We intend to seek a target that may benefit from being, or has the potential to become, a public company with an increased public profile, enhanced corporate governance and increased access to a more diversified pool of capital; and

•	exhibit unrecognized value and desirable returns on capital. We will look for targets that we believe have been undervalued by the marketplace based on our analysis and due diligence review.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Initial Business Combination

The rules of the NYSE require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in trust (net of taxes payable and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (1) in connection with a shareholder meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We have until April 8, 2021 to complete our initial business combination. If we are unable to complete our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 8, 2021.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Our Website

Our corporate website address is www.replayacquisition.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of a prospective target business as part of any tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, United States generally accepted accounting principles (“U.S. GAAP”) or international financial reporting standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act, and will remain such for up to five years. However, if our annual gross revenue is $1.07 billion or more, if our non-convertible debt issued within a three-year period exceeds $1 billion or the market value of our ordinary shares held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company established under the laws of the Cayman Islands with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the rules of the NYSE currently allow us to engage in a tender offer in lieu of a shareholder meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and the ordinary shares underlying the units that affiliates of our sponsor purchased in our initial public offering, we would need 8,281,251, or 28.8%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted), subject to any higher threshold as is required by Cayman Islands or other applicable law, in order to have such initial business combination approved. Our directors and officers have entered into letter agreements similar to the one signed by our initial shareholders with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 27% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing.

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 8, 2021. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the prescribed time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by April 8, 2021. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described elsewhere in this report, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 8, 2021 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination by April 8, 2021, subject to applicable law and as further described elsewhere in this report. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, ordinary shares and warrants are currently listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

On August 15, 2019, we received the Notice from the staff of NYSE Regulation indicating that we are not currently in compliance with Section 802.01B of the Manual, which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we are subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrates how we expect to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. We anticipate that we will satisfy this listing requirement within such time period once we consummate our initial business combination. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we are currently subject to quarterly monitoring for compliance with such plan. Our ordinary shares, warrants and units will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with the NYSE’s other applicable continued listing standards, and will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, ordinary shares and warrants are listed on the NYSE, our units, ordinary shares and warrants are covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the private placement and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable upon consummation of our initial public offering and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until April 8, 2021, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until April 8, 2021, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, will be sufficient to allow us to operate until April 8, 2021; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. Our sponsor is not obligated to fund such loans.

As of December 31, 2019, we had approximately $1.6 million outside of the trust account, approximately $4.6 million of investment income available in the trust account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.6 million. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding up petition or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds is restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination by April 8, 2021, our public shareholders may be forced to wait beyond April 8, 2021 before redemption from our trust account.

If we are unable to consummate our initial business combination by April 8, 2021, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described elsewhere in this report. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (2016 Revision) of the Cayman Islands, or the Companies Law. In that case, investors may be forced to wait beyond April 8, 2021 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and then only in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to approximately $15,000 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management.

We have not registered the ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into on April 3, 2019, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection working capital loans are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we have initially focused our search for a target business in Argentina and/or Brazil focused on industries that we believe have favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders, including, but not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder who chooses to remain a shareholder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in our company.

Information regarding performance by our management team and their affiliates is presented for informational purposes only. Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek acquisition opportunities outside the Latin America opportunity sectors, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the Latin America opportunity sectors, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained elsewhere in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder who chooses to remain a shareholder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 ordinary shares, par value $0.0001 per share, and 2,000,000 undesignated preferred shares, par value $0.0001 per share. As of March 25, 2020, there were 141,937,500 and 2,000,000 authorized but unissued ordinary shares and preferred shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants.

We may issue a substantial number of additional ordinary shares, and may issue preferred shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of our current security holders;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Edmond Safra and Gregorio Werthein, our Co-Chief Executive Officers, Gerardo Werthein, a member of our advisory board, and Leonardo Madcur and Ezra Cohen, two of our directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we have engaged and will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, and they are not prohibited from sponsoring, or otherwise becoming involved with, other blank check companies prior to us completing our initial business combination. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law.

EMS Capital LP and its personnel are subject to extensive regulatory requirements and oversight.

EMS Capital LP is an investment manager and, as such, it and its personnel are subject to extensive regulation and oversight by the SEC and other regulatory authorities, including requirements under the Investment Advisers Act of 1940. Any violations, or alleged allegations, by EMS Capital LP or its personnel of these regulatory requirements could harm our ability to complete an initial business combination, including by making prospective target companies less likely to consummate a business combination with us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in industries as diverse as consumer, media & entertainment, telecommunications and technology, industrials, energy, financial services, insurance, agribusiness, vineyards and real estate. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In December 2018, our sponsor subscribed for an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In March 2019, our sponsor transferred 25,000 founder shares to each of two of our independent directors and 40,000 founder shares to our third independent director. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 7,750,000 private placement warrants for a purchase price of $7,750,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one ordinary share at a price of $11.50 per share, subject to adjustment.

The founder shares are identical to the ordinary shares included in the units sold in our initial public offering except that: (1) the founder shares are subject to certain transfer restrictions; (2) our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by April 8, 2021 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); and (3) the founder shares are entitled to registration rights. In addition, our officers and directors have entered into letter agreements similar to the one signed by our initial shareholders with respect to any public shares acquired by them, if any.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as April 8, 2021 nears, which is the deadline for the completion of our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock’ rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our initial business combination, though amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement of warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 27% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment (a) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 8, 2021 or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial shareholders hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders collectively beneficially own 27% of our issued and outstanding ordinary shares. As a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price, or the Newly Issued Price, of less than $9.20 per ordinary share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions); and

(iii)	the volume weighted average trading price of our ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination, or the Market Value, is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 14,375,000 ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the units sold in our initial public offering and an aggregate of 7,750,000 private placement warrants, each exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 7,187,500 founder shares. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NYSE or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for holders of our securities to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of our board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our search for a business combination may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us if COVID-19 materially adversely affects their business operations and, therefore, the valuation of their business.  Although this depression in valuation may assist us in finding attractive transactions, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, our ability to consummate a business combination may be materially adversely affected.

If we effect our initial business combination with a company located in Argentina and/or Brazil, we would be subject to a variety of additional risks that may negatively impact our operations.

We have initially focused our search for target businesses located in Argentina and/or Brazil. If we acquired a company in Argentina, Brazil or in another jurisdiction outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus (COVID-19) outbreak;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	energy shortages and tariffs resulting in unpredictable availability and costs;

•	economic stability; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will likely govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to Argentina and Brazil

Business combinations with companies with operations in Argentina or Brazil entail special considerations and risks. If we complete a business combination with a target business with operations in Argentina or Brazil, we will be subject to, and possibly adversely affected by, the risks set forth below. However, our efforts in identifying prospective target businesses will not be limited to a particular industry or geographic location. Accordingly, if we acquire a target business in another geographic location, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry or location of the target business which we acquire, none of which can be presently ascertained.

Our business will be largely dependent upon economic conditions in Argentina.

If we complete a business combination with a target located in Argentina, the ultimate success of our business may, to a large extent, be dependent upon economic conditions prevailing in Argentina. The changes in economic, political and regulatory conditions in Argentina and measures taken by the Argentine government are expected to have a significant impact on the success of a business combination with a target located in Argentina.

The Argentine economy has experienced significant volatility in past decades, including numerous periods of low or negative growth and high and variable levels of inflation and currency devaluation. Since the second quarter of 2018, the economy has experienced GDP declines. No assurances can be given that growth will resume in subsequent quarters or years or that the national economy will not suffer a deeper recession. If economic conditions in Argentina were to slow down, or contract, if inflation were to accelerate further, or if the Argentine government’s measures to attract or retain foreign investment and international financing in the future are unsuccessful, such developments could adversely affect Argentina’s economic growth and in turn affect our financial condition and results of operations.

Argentina has confronted and continues to confront inflationary pressures. According to inflation data published by the National Statistics Institute (Instituto Nacional de Estadística y Censos) (“INDEC”), in 2017 the Argentine alternative consumer price index (“CPI”) and the wholesale price index (“WPI”) increased by 24.8% and 18.8%, respectively. In 2018, the Argentina CPI and WPI increased by 47.6% and 73.5%, respectively. In 2019, the Argentina CPI and WPI increased by 53.8% and 58.5%, respectively. High interest rates or the increase of inflation rates in Argentina could negatively impact our financial condition and results of operations.

Argentine economic conditions are dependent on a variety of factors, including, but not limited to, the following:

•	domestic production, international demand and prices for Argentina’s principal commodity exports;

•	stability and competitiveness of the peso against foreign currencies;

•	Argentine public debt;

•	Argentine fiscal deficit;

•	competitiveness and efficiency of domestic industries and services;

•	levels of consumer consumption;

•	foreign and domestic investment and financing; and

•	the rate of inflation.

The Argentine economy is also sensitive to local political developments. Despite significant measures taken by the Argentine government that was elected on December 10, 2015, such as the elimination of exchange restrictions, the partial adjustment of gas and electricity prices and the elimination or reduction of export taxes for certain products, Argentina’s economy continues to face challenges. Inflation remains a challenge for Argentina given its persistent nature in recent years and adjustment of price distortions from prior administrations. The Argentine government has announced its intention to reduce the primary fiscal deficit as a percentage of GDP over time (and also reduce the government’s reliance on Central Bank financing). Inflation can also lead to an increase in the Argentine’s debt and have an adverse effect on the government’s ability to service its debt, principally in the medium and long term when most inflation-indexed debt matures. In addition, weaker fiscal results could have a material adverse effect on the government’s ability to access long term financing, which, in turn, could adversely Argentina’s economy. Furthermore, considering that the government’s current macroeconomic program has required and is expected to continue to require domestic and international financing, Argentina may not be able to access international or domestic capital markets, and the government’s ability to service its outstanding public debt could be adversely affected, and consequently adversely affect Argentina’s economy and our financial health and results of operations.

Argentina’s economy is also vulnerable to adverse developments affecting its principal trading partners. A deterioration of economic conditions in Brazil, Argentina’s main trading partner, and a deterioration of the economies of Argentina’s other major trading partners, such as China or the United States, could have a material adverse impact on Argentina’s balance of trade and adversely affect Argentina’s economic growth and may consequently adversely affect our financial health and the results of our initial business combination. Furthermore, a significant devaluation of the currencies of Argentina’s trading partners or trade competitors may adversely affect the country’s competitiveness and consequently adversely affect Argentina’s economy.

In 2005, Argentina restructured a substantial portion of its bond indebtedness with approximately 76% of its bondholders, and in 2006 it settled all of its debt with the International Monetary Fund (“IMF”). In June 2010, Argentina restructured additional defaulted bond indebtedness that was not swapped in 2005. As a result of the 2005 and 2010 debt swaps, over 92% of the bond indebtedness on which Argentina had defaulted in 2002 has been restructured. Certain holders of bonds that were not swapped in the debt restructuring sued Argentina for payment. After several years, in February 2016, Argentina negotiated and reached agreements in principle with respect to a substantial number of the holdout bondholders. On April 22, 2016, Argentina issued US$16.5 billion of new debt securities in the international capital markets, and applied US$9.3 billion to satisfy settlement payments on agreements with holders of approximately US$8.2 billion principal amount of defaulted bonds.

On June 20, 2018, the IMF approved a three-year Stand-by Arrangement (“SBA”) for Argentina amounting to US$50 billion, and on September 26, 2018, increased the total amount available under the program, bringing it to US$57.1 billion. The arrangement is subject to a strict monetary and fiscal program, which includes 0% primary fiscal deficit for 2019, 1% primary surplus in 2020 and limited foreign exchange intervention from the Central Bank only to prevent disorderly conditions, among other requirements. Austerity measures implemented to comply with requirements under the IMF agreement could slow down or contract Argentine economic conditions. Furthermore, deterioration of economic conditions could have a material adverse impact on the country’s capacity to repay or roll-over the debt outstanding under the SBA in 2021.

Certain risks are inherent in any investment in a company operating in an emerging market such as Argentina.

Argentina is an emerging market economy, and investing in emerging markets generally carries risks. These risks include political, social and economic instability that may affect Argentina’s economic results which can stem from many factors, including the following:

•	high interest rates;

•	abrupt changes in currency values;

•	high levels of inflation;

•	exchange and capital controls;

•	wage and price controls;

•	regulations to import equipment and other necessities relevant for operations;

•	changes in governmental economic or tax policies; and

•	political and social tensions.

Any of these factors, as well as volatility in the capital and foreign exchange markets, may adversely affect our financial condition and results of operations or the liquidity, marketability and value of our securities.

The Argentine economy has been adversely affected by economic developments in other markets.

Financial and securities markets in Argentina, and also the Argentine economy, are influenced by economic and market conditions in other markets worldwide. Argentina’s economy remains vulnerable to external shocks, including those relating to a potential trade war between China and the United States or those caused by outbreaks of pandemic disease, such as the recent coronavirus (COVID-19) outbreak. Although economic conditions vary from country to country, investors’ reactions to events occurring in one country sometimes demonstrate a “contagion” effect in which an entire region or class of investment is disfavored by international investors. Consequently, there can be no assurance that the Argentine financial system and securities markets will not continue to be adversely affected by events in developed countries’ economies or events in other emerging markets, which could in turn, adversely affect the Argentine economy and, indirectly, our business, financial condition and results of operations, and the market value of our securities.

Corruption investigations in Argentina could have an impact on the development of the economy and investors’ confidence, which could adversely affect our business, financial condition and the results of our operations.

As of the date of this report, more than twenty Argentine businessmen and approximately fifteen former government officials are being investigated in connection with their involvement in an alleged bribery scheme during the Kirchner Administration (Argentina’s prior government). As a result of these investigations, several businessmen and former public officials have been prosecuted, including the former president and current vice president of Argentina, Mrs. Cristina Fernández de Kirchner, who was prosecuted for illicit association and seized for the sum of Ps. 4,000 million on September 17, 2018.

Depending on the results of such investigations and the time it takes to conclude them, the companies involved could face, among other consequences, a decrease in their credit rating, be subject to demands by their investors, as well as experiencing restrictions on financing through the capital market and have a reduction in their financial condition. These negative effects could hamper the ability of these companies, with a potential contagion effect to other businesses, to meet their financial obligations. As a result, the limitation on obtaining financing in the future could affect the carrying out projects or works currently in execution.

In addition, the effects of these investigations could affect the investment levels in infrastructure in Argentina, as well as the continuation, development and completion of public works and Public-Private Participation projects, which could ultimately lead to lower growth in the Argentine economy.

As of the date of this report, we have not estimated the impact that this investigation could have on the Argentine economy. It is possible the corruption charges against Kirchner will have no impact during her Vice Presidency. Likewise, we cannot predict for how long corruption investigations could continue, what other companies might be involved, or how significant the effects of these investigations might be on the Argentine economy. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could adversely affect our business, financial condition and the results of our operations.

A decrease in international prices for commodities exported by Argentina could negatively affect Argentina’s economic condition, lead to additional pressures on the exchange market and have a material adverse effect on our prospects.

Argentina’s economic recovery since the crisis of 2001 and 2002 has occurred within the context of an increase in prices of Argentine exportable goods, such as soy beans. The high prices of commodities contributed to increase Argentine export revenues since the third quarter of 2002, and to increase Argentine government tax income, principally export withholding taxes. Nonetheless, as of early 2015, international prices for commodities that comprise Argentina’s main basic product exports have decreased, which in turn, adversely affected Argentina’s economic growth. If the international prices for commodities continue to decrease, Argentina’s economy could be adversely affected further. Moreover, agriculture production—which represent an important source of Argentina’s export income—could be negatively affected due to adverse climate conditions.

These circumstances may have a negative impact on Argentina’s revenues, on the availability of foreign currency, and on Argentina’s ability to repay its debt, and in addition, could generate recession and inflationary pressures depending on the Argentine government’s reaction. Any such results may adversely affect Argentina’s economic growth and as a result, could adversely affect our business, results of operations and financial condition.

We may be exposed to fluctuations in foreign exchange rates.

Our results of operations will be exposed to currency fluctuations, and any devaluation of the peso against the U.S. dollar and other hard currencies may adversely affect our business and results of operations. The value of the peso has fluctuated significantly in the past, such as in January 2014 when the peso declined approximately 23% against the U.S. dollar. In 2015, the peso lost approximately 52% of its value with respect to the U.S. dollar, including a 37.3% devaluation during the last quarter of 2015, mainly concentrated after December 16, 2015. In 2016 and 2017 the peso lost approximately 22% and 18.4%, respectively, of its value with respect to the U.S. dollar. Between January 1, 2018 and December 31, 2018, the peso lost approximately 101% of its value with respect to the U.S. dollar. Between January 1, 2019 and December 31, 2019, the peso lost approximately 62.5% of its value with respect to the U.S. dollar. The peso may fluctuate in the future.

We are unable to predict whether, and to what extent, the value of the peso may further depreciate or appreciate against the U.S. dollar and how any such fluctuations could affect our initial business combination or the value of our securities.

We could be subject to exchange and capital controls.

In the past, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to retain foreign currency or make payments abroad. Beginning in 2011, additional foreign exchange controls have been imposed that restrict or limit purchases of foreign currency and transfers of foreign currency abroad. In December 2015, the administration eliminated certain exchange controls imposed by the previous administration, such as (i) the requirement that foreign currency be deposited and exchanged in Argentina in respect of finance transactions outside Argentina, and (ii) the requirement that 30% of funds in U.S. dollars held in Argentina be frozen pursuant to Decree No. 616/05. There can be no assurance that future regulatory changes related to exchange and capital controls will not adversely affect our financial condition or results of operations, our ability to meet our obligations denominated in foreign currency or our ability to execute our financing and capital expenditure plans.

Our access to international capital markets are influenced by the perception of risk in Argentina and other emerging economies.

International investors consider Argentina to be an emerging market. Economic and market conditions in other emerging market countries, especially those in Latin America, influence the market for securities issued by Argentine companies. Volatility in securities markets in Latin America and in other emerging market countries may have a negative impact on the trading value of our securities and on our ability and the terms on which we are able to access international capital markets.

We cannot assure that the perception of risk in Argentina and other emerging markets may not have a material adverse effect on our ability to raise capital, which would negatively affect our investments plans and consequently our financial condition and results of operations, and also have a negatively impact on the trading values of our securities. We can give no assurance as to potential adverse impact of the factors discussed above on our financial condition and/or results of operations.

The Brazilian government has exercised, and continues to exercise, significant influence over the Brazilian economy, which, together with Brazilian political and economic conditions, may adversely affect us.

If we complete a business combination with a target located in Brazil, we may be adversely affected by the following factors, as well as the Brazilian federal government’s response to these factors:

•	economic and social instability;

•	increase in interest rates;

•	exchange controls and restrictions on remittances abroad;

•	restrictions and taxes on agricultural exports;

•	exchange rate fluctuations;

•	inflation;

•	volatility and liquidity in domestic capital and credit markets;

•	expansion or contraction of the Brazilian economy, as measured by GDP growth rates;

•	allegations of corruption against political parties, elected officials or other public officials, including allegations made in relation to the Lava Jato investigation;

•	government policies related to our sectors;

•	fiscal or monetary policy and amendments to tax legislation; and other political, diplomatic, social or economic developments in or affecting Brazil; and

•	political instability.

Historically, the Brazilian government has frequently intervened in the Brazilian economy and has occasionally made significant changes in economic policies and regulations, including, among others, the imposition of a tax on foreign capital entering Brazil (IOF tax), changes in monetary, fiscal and tax policies, currency devaluations, capital controls and limits on imports.

The Brazilian economy has been experiencing a slowdown—GDP growth rates were 3.9%, 1.8%, 2.7% and 0.1%, in 2011, 2012, 2013 and 2014, respectively, and GDP decreased 3.8% in 2015, decreased 3.6% in 2016, increased 1.0% in 2017, increased 1.1% in 2018 and increased 1.2% in the first nine months of 2019.

As a result of investigations carried out in connection with the Lava Jato (Car Wash) operation into corruption in Brazil, a number of senior politicians, including congressmen, and executive officers of some of the major state-owned companies in Brazil have resigned or been arrested, while others are being investigated for allegations of unethical and illegal conduct. The matters that have come, and may continue to come, to light as a result of, or in connection with, the Lava Jato operation and other similar operations have adversely affected, and we expect that they will continue to adversely affect, the Brazilian economy, markets and trading prices of securities issued by Brazilian issuers in the near future.

The ultimate outcome of these investigations is uncertain, but they have already had an adverse effect on the image and reputation of the implicated companies, and on the general market perception of the Brazilian economy, the political environment and the Brazilian capital markets. The development of these investigations may adversely affect us. We cannot predict whether these investigations will bring further political or economic instability to Brazil, or whether new allegations will be raised against high-level members of the Brazilian federal government. In addition, we cannot predict the results of these investigations, nor their effects on the Brazilian economy.

In addition, on December 2, 2015, the Brazilian Congress opened impeachment proceedings against Brazilian President Dilma Rousseff for allegedly breaking federal budget laws during her term. On August 31, 2016, following a trial by the Senate, President Dilma Rousseff was impeached and Vice-President Michel Temer was sworn in as president. In addition, a number of requests for impeachment were filed against Mr. Temer, as well as criminal charges by the Brazilian Federal Prosecutor’s Office after allegations surfaced that Mr. Temer had allegedly been leading a political corruption related criminal organization. Furthermore, a Brazilian federal appeals court unanimously upheld the conviction of former president Luís Inácio Lula da Silva on corruption charges uncovered by the Lava Jato operation; however, this decision has been appealed to the Brazilian Supreme Court. On April 7, 2018, Luís Inácio Lula da Silva began his prison sentence and, on August 31, 2018, the Superior Electoral Court barred Luís Inácio Lula da Silva from participating in Brazil’s 2018 presidential election. In November 2019, Luís Inácio Lula da Silva was released from prison following a ruling by the Brazilian Supreme Court that allows defendants to remain free while their appeals are pending. We cannot predict whether these investigations and lawsuits will bring about further economic and political instability or if new allegations against high officers of the Brazilian Federal Government will arise in the future, nor can we predict the results of any such investigations, including their effects over the Brazilian economy.

In addition, political demonstrations in Brazil over the last few years have affected the development of the Brazilian economy and investors’ perceptions of Brazil. For example, street protests, which started in mid-2013 and continued through 2016, demonstrated the public’s dissatisfaction with the worsening Brazilian economic condition (including an increase in inflation and fuel prices as well as rising unemployment), and the perception of widespread corruption.

On October 28, 2018, the presidential elections were held in Brazil, with the conservative candidate, Jair Bolsonaro, as the winner in the final round with 55.1% of the votes. President Bolsonaro took office on January 1, 2019. We cannot predict the impact of the policies of the Bolsonaro administration on the global economy or the Brazilian economy.

Any of the above factors may create additional political uncertainty, which could harm the Brazilian economy and, consequently, our business and the price of our ordinary shares.

Inflation, coupled with the Brazilian government’s measures to fight inflation, may hinder Brazilian economic growth and increase interest rates, which could have a material adverse effect on us.

Brazil has in the past experienced significantly high rates of inflation. As a result, the Brazilian government adopted monetary policies that resulted in Brazilian interest rates being among the highest in the world. The Central Bank’s Monetary Policy Committee (Comitê de Política Monetária do Banco Central, or "COPOM"), establishes an official interest rate target for the Brazilian financial system based on the level of economic growth, inflation rate and other economic indicators in Brazil. Between 2004 and 2010, the official Brazilian interest rate varied from 19.75% to 8.75% per year. In response to an increase in inflation in 2010, the Brazilian government increased the official Brazilian interest rate, the SELIC rate, which was 10.75% per year as or December 31, 2010. The SELIC rate has increased and decreased since then and, as of December 31, 2019, it was 4.50% per year. The inflation rates, as measured by the General Market Price Index (Índice Geral de Preços-Mercado, or IGP-M), and calculated by Fundação Getúlio Vargas, or FGV, were 3.67% in 2014, 10.54% in 2015, 7.18% in 2016, (0.52)% in 2017, 7.54% in 2018 and 7.32% in 2019.

Inflation and the government measures to fight inflation have had and may continue to have significant effects on the Brazilian economy and our business. In addition, the Brazilian government’s measures to control inflation have often included maintaining a tight monetary policy with high interest rates, thereby restricting the availability of credit and slowing economic growth. On the other hand, an easing of monetary policies of the Brazilian government may trigger increases in inflation. In the event of an increase in inflation, we may not be able to adjust our daily rates to offset the effects of inflation on our cost structure, which may materially and adversely affect us.

A deterioration in general economic and market conditions or the perception of risk in other countries, principally in emerging countries or the United States, may have a negative impact on the Brazilian economy and us.

Economic and market conditions in other countries, including United States and Latin American and other emerging market countries, may affect the Brazilian economy and the market for securities issued by Brazilian companies. Although economic conditions in these countries may differ significantly from those in Brazil, investors’ reactions to developments in these other countries, including as a result of the recent coronavirus (COVID-19) outbreak, may have an adverse effect on the market value of securities of Brazilian issuers. Crises in other emerging market countries could dampen investor enthusiasm for securities of Brazilian issuers, including ours, which could adversely affect the market price of our ordinary shares. In the past, the adverse development of economic conditions in emerging markets resulted in a significant flow of funds out of the country and a decrease in the quantity of foreign capital invested in Brazil. Changes in the prices of securities of public companies, lack of available credit, reductions in spending, general slowdown of the global economy, exchange rate instability and inflationary pressure may adversely affect, directly or indirectly, the Brazilian economy and securities market. Global economic downturns and related instability in the international financial system have had, and may continue to have, a negative effect on economic growth in Brazil. Global economic downturns reduce the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide.

In addition, the Brazilian economy is affected by international economic and market conditions generally, especially economic conditions in the United States. Share prices on B3 S.A.—Brasil, Bolsa, Balcão (also known as the “B3”), for example, have historically been sensitive to fluctuations in U.S. interest rates and the behavior of the major U.S. stock indexes. An increase in interest rates in other countries, especially the United States, may reduce global liquidity and investors’ interest in the Brazilian capital markets, adversely affecting the price of our ordinary shares.

Infrastructure and workforce deficiency in Brazil may impact economic growth and have a material adverse effect on us.

Our performance depends on the overall health and growth of the Brazilian economy. Brazilian GDP growth has fluctuated over the past few years, with growth of 3.0% in 2013 but decreasing to 0.5% in 2014, a contraction of 3.8% in 2015, a contraction of 3.6% in 2016, growth of 1.0% in 2017, growth of 1.1% in 2018 and growth of 1.2% in the first nine months of 2019. Growth is limited by inadequate infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, the lack of a qualified labor force, and the lack of private and public investments in these areas, which limit productivity and efficiency. Any of these factors could lead to labor market volatility and generally impact income, purchasing power and consumption levels, which could limit growth and ultimately have a material adverse effect on us.

Exchange rate instability may have adverse effects on the Brazilian economy, us and the price of our ordinary shares.

The Brazilian currency has been historically volatile and has been devalued frequently over the past three decades. Throughout this period, the Brazilian government has implemented various economic plans and used various exchange rate policies, including sudden devaluations, periodic mini-devaluations (during which the frequency of adjustments has ranged from daily to monthly), exchange controls, dual exchange rate markets and a floating exchange rate system. Although long-term depreciation of the real is generally linked to the rate of inflation in Brazil, depreciation of the real occurring over shorter periods of time has resulted in significant variations in the exchange rate between the real, the U.S. dollar and other currencies. The real depreciated against the U.S. dollar by 32.0% at year-end 2015 as compared to year-end 2014, and by 11.8% at year-end 2014 as compared to year-end 2013. The real/U.S. dollar exchange rate reported by the Central Bank was R$3.9048 per U.S. dollar on December 31, 2015 and R$3.2591 per U.S. dollar on December 31, 2016, which reflected a 16.5% appreciation in the real against the U.S. dollar during 2016. The real/U.S. dollar exchange rate reported by the Central Bank was R$3.308 per U.S. dollar on December 31, 2017, which reflected a 1.5% depreciation in the real against the U.S. dollar during 2017. The real/U.S. dollar exchange rate reported by the Central Bank was R$3.874 per US$1.00 on December 31, 2018, which reflected a 17.1% depreciation in the real against the U.S. dollar during 2018. The real/U.S. dollar exchange rate reported by the Central Bank was R$4.031 per US$1.00 on December 31, 2019, which reflected a 4.1% depreciation in the real against the U.S. dollar during 2019. There can be no assurance that the real will not again depreciate against the U.S. dollar or other currencies in the future.

A devaluation of the real relative to the U.S. dollar could create inflationary pressures in Brazil and cause the Brazilian government to, among other measures, increase interest rates. Any depreciation of the real may generally restrict access to the international capital markets. It would also reduce the U.S. dollar value of our results of operations. Restrictive macroeconomic policies could reduce the stability of the Brazilian economy and harm our results of operations and profitability. In addition, domestic and international reactions to restrictive economic policies could have a negative impact on the Brazilian economy. These policies and any reactions to them may harm us by curtailing access to foreign financial markets and prompting further government intervention. A devaluation of the real relative to the U.S. dollar may also, as in the context of the current economic slowdown, decrease consumer spending, increase deflationary pressures and reduce economic growth.

On the other hand, an appreciation of the real relative to the U.S. dollar and other foreign currencies may deteriorate the Brazilian foreign exchange current accounts. Changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods and services that Brazilian entities purchase from countries outside Brazil. Depending on the circumstances, either devaluation or appreciation of the real relative to the U.S. dollar and other foreign currencies could restrict the growth of the Brazilian economy, as well as our business, results of operations and profitability.

Any further downgrading of Brazil’s credit rating could reduce the trading price of our ordinary shares.

We may be harmed by investors’ perceptions of risks related to Brazil’s sovereign debt credit rating. Rating agencies regularly evaluate Brazil and its sovereign ratings, which are based on a number of factors including macroeconomic trends, fiscal and budgetary conditions, indebtedness metrics and the perspective of changes in any of these factors.

The rating agencies began to review Brazil’s sovereign credit rating in September 2015. Subsequently, the three major rating agencies downgraded Brazil’s investment-grade status:

•	Standard & Poor’s initially downgraded Brazil’s credit rating from BBB-negative to BB-positive and subsequently downgraded it again from BB-positive to BB, maintaining its negative outlook, citing a worse credit situation since the first downgrade. On January 11, 2018, Standard & Poor’s further downgraded Brazil’s credit rating from BB to BB-negative. On December 11, 2019, Standard & Poor’s affirmed Brazil’s credit rating and changed the outlook to positive.

•	In December 2015, Moody’s placed Brazil’s Baa3’s issue and bond ratings under review for downgrade and subsequently downgraded the issue and bond ratings to below investment grade, at Ba2 with a negative outlook, citing the prospect of a further deterioration in Brazil’s debt indicators, taking into account the low growth environment and the challenging political scenario. On April 9, 2018, Moody’s affirmed Brazil’s issue and bond ratings at Ba2 and changed the outlook from negative to stable.

•	Fitch downgraded Brazil’s sovereign credit rating to BB-positive with a negative outlook, citing the rapid expansion of the country’s budget deficit and the worse-than-expected recession. In February 2018, Fitch downgraded Brazil’s sovereign credit rating again to BB-negative, citing, among other reasons, fiscal deficits, the increasing burden of public debt and an inability to implement reforms that would structurally improve Brazil’s public finances. Brazil’s sovereign credit rating is currently rated below investment grade by the three main credit rating agencies. Consequently, the prices of securities offered by companies with significant operations in Brazil have been negatively affected. A prolongation or worsening of the current Brazilian recession and continued political uncertainty, among other factors, could lead to further ratings downgrades. Any further downgrade of Brazil’s sovereign credit ratings could heighten investors’ perception of risk and, as a result, cause the trading price of our ordinary shares to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our executive offices at 767 Fifth Avenue, 46th Floor, New York, New York 10153. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on the NYSE. Each of our units consists of one ordinary share and one-half of one warrant and, commencing on April 4, 2019, trades on the NYSE under the symbol “RPLA.U.” The ordinary shares and warrants underlying our units began trading separately on the NYSE under the symbols “RPLA” and “RPLA WS,” respectively, on April 18, 2019.

Holders of Record

On March 25, 2020, there was approximately one holder of record of our units, five holders of record of our ordinary shares and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

In December 2018, we issued 7,187,500 founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. In March 2019, our sponsor transferred to our independent directors an aggregate of 90,000 founder shares at the same price originally paid for such shares.

Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated the private placement of an aggregate of 7,750,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total gross proceeds of $7,750,000. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that, if held by the original holder or their permitted assigns, they (i) may be exercised on a cashless basis and (ii) are not subject to redemption. In addition, the private placement warrants will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of our initial business combination.

The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor, as initial purchaser of the founder shares and the private placement warrants, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds from our Initial Public Offering

On April 8, 2019, we consummated our initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ full exercise of their over-allotment option, with each unit consisting of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant exercisable to purchase one ordinary share at an exercise price of $11.50. Each whole warrant will become exercisable on the later of 30 days after the completion of our initial business combination or April 8, 2020 and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. An aggregate of 2,500,000 units were purchased by certain affiliates of our sponsor in our initial public offering for gross proceeds of $25,000,000.

Credit Suisse Securities (USA) LLC (“Credit Suisse”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“BofA Merrill Lynch”) acted as the joint book-running managers and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-230347). The SEC declared the registration statement effective on April 3, 2019.

We paid a total of $5.25 million in underwriting discounts and commissions and approximately $638,000 for other costs and expenses related to our initial public offering. In addition, Credit Suisse and BofA Merrill Lynch agreed to defer approximately $9.2 million in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $9.2 million in underwriting commissions) and the offering expenses, the total net proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, and the private placement was approximately $289.4 million of which $287.5 million (or $10.00 per unit sold in our initial public offering) was placed in the trust account. On May 6, 2019, we repaid our sponsor $250,000 in satisfaction of an outstanding loan. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 5, 2019.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a blank check company incorporated as a Cayman Islands exempted company on November 6, 2018 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although we are not limited to a particular business, industry or geographical location for purposes of consummating a business combination, we have initially focused our search for a target in Argentina and/or Brazil focused on industries that we believe have favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders. These industries include, but are not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors.

The registration statement for our initial public offering was declared effective on April 3, 2019. On April 8, 2019, we consummated our initial public offering of 28,750,000 units at an offering price of $10.00 per unit, including the issuance of 3,750,000 units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $287,500,000. Each unit consists of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. An aggregate of 2,500,000 units were purchased by certain affiliates of our sponsor in our initial public offering for gross proceeds of $25,000,000.

Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated a private placement of 7,750,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $7,750,000. Following our initial public offering and the private placement, and after deducting offering expenses, $287,500,000 (including $9,187,500 of deferred underwriting commissions) were placed in the trust account established for the benefit of our public shareholders.

If we are unable to complete an initial business combination by April 8, 2021, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On August 15, 2019, we received the Notice from the staff of NYSE Regulation indicating that we are not currently in compliance with Section 802.01B of the Manual, which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we are subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrates how we expect to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. We anticipate that we will satisfy this listing requirement within such time period once we consummate our initial business combination. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we are currently subject to quarterly monitoring for compliance with such plan. Our ordinary shares, warrants and units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with the NYSE’s other applicable continued listing standards, and will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Results of Operations

Our entire activity since November 6, 2018 (inception) through December 31, 2019 was in preparation for our initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of investment income on investments held in the trust account after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2019, we had net income of approximately $4.2 million, which consisted of approximately $4.6 million in gain on marketable securities, dividends and interest held in the trust account, offset by approximately $327,000 in general and administrative expenses.

For the period from November 6, 2018 (inception) through December 31, 2018, we had net loss of approximately $3,000, which consisted of approximately $3,000 in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2019, we had approximately $1.6 million outside of the trust account, approximately $4.6 million of investment income available in the trust account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.6 million.

Through December 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor, $250,000 in loans from our sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party. Subsequent to the consummation of our initial public offering, we received the net proceeds from the consummation of the private placement not held in the trust account of $2.0 million. We fully repaid the note and the advances to our sponsor and the related party in May 2019.

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. To date, we had no borrowings under the working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial business combination or one year from this filing.

Related Party Transactions

Founder Shares

In December 2018, our sponsor purchased 7,187,500 founders shares for an aggregate price of $25,000. In March 2019, our sponsor transferred to our independent directors an aggregate of 90,000 founder shares at the same price originally paid for such shares. Our sponsor agreed to forfeit up to 937,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the founder shares would represent 20.0% of our issued and outstanding shares after our initial public offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with our initial public offering; thus, the 937,500 founder shares were no longer subject to forfeiture.

Our sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of our initial public offering on April 8, 2019, we sold 7,750,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $7.75 million. Each private placement warrant is exercisable for one ordinary share at a price of $11.50 per share. A portion of the net proceeds from the private placement was added to the proceeds from our initial public offering held in the trust account. If we do not complete our initial business combination by April 8, 2021, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees.

Our sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of our initial business combination.

Related Party Loans

On December 1, 2018, our sponsor agreed to loan us an aggregate of up to $250,000 to cover expenses related to our initial public offering pursuant to an unsecured promissory note. This loan was non-interest bearing and payable on the earlier of June 30, 2019 or the completion of our initial public offering. We borrowed $250,000 under the note, and fully repaid on May 6, 2019.

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

Underwriting Agreement

We granted the underwriters a 45-day option from April 3, 2019 to purchase up to 3,750,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with our initial public offering.

Except on the 2,500,000 units sold to certain affiliates of our sponsor in our initial public offering, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.25 million in the aggregate, paid upon the closing of our initial public offering. In addition, $0.35 per unit, or approximately $9.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019, 27,942,373 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. At December 31, 2018, we did not have any ordinary shares subject to possible redemption outstanding.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We had not considered the effect of the warrants sold in our initial public offering (including the consummation of the full over-allotment option) and the private placement to purchase an aggregate of 22,125,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for public shares is calculated by dividing the investment income earned on the trust account of approximately $4.6 million, by the weighted average number of 28,750,000 public shares outstanding since the initial issuance. Net loss per share, basic and diluted for founder shares is calculated by dividing the net income (approximately $4.2 million, less income attributable to public shares in the amount of $4,6 million, resulting in a loss of approximately $327,000), by the weighted average number of 7,187,500 founder shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management evaluated, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Edmond Safra	43	Founder and Co-Chief Executive Officer
Gregorio Werthein	36	Founder and Co-Chief Executive Officer
Gerardo Werthein	64	Founder and Advisory Board Member
Brendan Driscoll	46	Chief Financial Officer
Leonardo Madcur	50	Director
Ezra Cohen	32	Director
Daniel Marx	66	Independent Director
Mariano Bosch	50	Independent Director
Russell Colaco	47	Independent Director

Edmond Safra, who has served as our Co-Chief Executive Officer since December 2018, founded and has served since 2007 as the President of EMS Capital LP, a New York-based investment manager with over $1.9 billion in assets under management as of December 31, 2019. Mr. Safra has also served since 1999 as Vice President and director of M. Safra & Co., Inc., a multi-asset class investment management company that serves as the family office of the late Moise Y. Safra. He has extensive experience investing across various strategies, asset classes, sectors and geographies. He has been an active investor in the public and private markets in Brazil for the past two decades and in Argentina for the past six years, most recently including private real estate development projects in Buenos Aires. Mr. Safra graduated from Harvard University with an A.B. in History in 1998.

Gregorio Werthein, who has served as our Co-Chief Executive Officer since December 2018, currently serves as a board member and an executive committee member of Transportadora de Gas del Sur SA (NYSE: TGS). Previously, he served as an Executive Managing Director of Werthein Group (2012 to August 2019), and also as a board member of GNNW S.A., Experta ART and Cachay S.A. Mr. Gregorio Werthein received an undergraduate degree in Economics from the University of Buenos Aires in 2008, an MBA from Columbia Business School in 2011 and participated in the Program for Leadership Development at Harvard Business School in 2017.

Gerardo Werthein, our Advisory Board Member, has been a principal and shareholder of Werthein Group since 1990. Over the last three decades, Mr. Gerardo Werthein has played an instrumental role in Werthein Group, executing more than fifty M&A and corporate finance transactions in Argentina. Mr. Gerardo Werthein has held a variety of leadership positions, including Vice Chairman of the board of directors of Telecom Argentina from 2003 to 2017, where he negotiated and completed a $3.3 billion debt refinancing, one of the largest private debt restructurings in Argentina’s history. Mr. Gerardo Werthein also acted as the CEO of Holding Caja de Ahorro y Seguro from 1994 to 2009. Over his tenure as CEO, the company increased its participation in the market to become the largest insurance group in Argentina. Mr. Gerardo Werthein received a Doctor of Veterinary Medicine degree from the University of Buenos Aires in 1980.

Brendan Driscoll, who has served our Chief Financial Officer since December 2018, has served since September 2017 as Chief Financial Officer of EMS Capital LP. From November 2012 to September 2017, Mr. Driscoll was at Wingspan Investment Management, a global long/short asset management firm, serving as the firm’s Chief Operating Officer and Chief Financial Officer. Immediately prior to joining Wingspan, Mr. Driscoll was the Chief Financial Officer of Normandy Hill Capital, a global distressed-debt and event-driven asset manager, and The Airlie Group, a credit-focused asset manager. Before Airlie, Mr. Driscoll spent several years as an Audit Manager at Goldstein Golub Kessler, LLP. Mr. Driscoll is a Certified Public Accountant in New York. He received a Bachelor of Business Administration in Accounting from Dowling College in 1998.

Leonardo Madcur, who has served as one of our directors since December 2018, has over two decades of experience in Argentina’s private and public sectors. He has helped execute over $2.0 billion of M&A and corporate finance transactions and co-led Argentina’s $100 billion sovereign debt restructuring in 2005. Mr. Madcur also serves on the board of directors of Centaurus Energy Inc. (f/k/a Madalena Energy Inc.). Previously, Mr. Madcur served as the Director of Corporate Development at Werthein Group (2012 to August 2019), and also held senior leadership roles at Uno Medios/Grupo America, Integra Investment and Corporación América. In the public sector, Mr. Madcur served as the Secretary of Technical Coordination in Argentina’s Ministry of Economy, as the Regulator of Competition and Consumers and was a Former Member of the Board of the Central Bank of Argentina. Mr. Madcur received an undergraduate degree in Law from Belgrano University in 1992 and an MBA from IAE—Austral University in 1997.

Ezra Cohen, who has served as one of our directors since January 2019, joined EMS Capital LP in June 2017 as an Investment Analyst. Previously, Mr. Cohen was an Associate from July 2013 to May 2015 and an Analyst from March 2010 to June 2013 in the investment banking division at Credit Suisse, where he was primarily responsible for providing a complete range of M&A, financial advisory, and capital raising services to companies throughout Latin America. Mr. Cohen received a Bachelor of Science in Economics, magna cum laude, from the Wharton School at the University of Pennsylvania in 2009 and an MBA from Harvard Business School in 2017.

Daniel Marx, who has served as one of our independent directors since April 2019, has served since June 2009 as the Executive Director of Quantum Finanzas, a financial boutique based in Buenos Aires which has a strategic international alliance with Evercore Partners. Prior to joining Quantum Finanzas, Mr. Marx served as Manager in charge of the Corporate Department in Banco Río de la Plata, Director of the Central Bank of Argentina, Managing Director of Darby Overseas Investments, a private equity fund with interests in Latin America, Executive Director of Merchant Bankers Asociados and was responsible for the restructuring of Arbol Solo/Inversiones Unidas Group. Mr. Marx was Secretary of Finance of the Argentine Ministry of Economy from 2000 to 2001 and Chief Debt Negotiator from 1988 to 1993, in charge of the design and execution of sovereign debt restructuring, financing program and relationship with international financial institutions and private banks. He also organized the initial public offering of several major Argentine firms. Mr. Marx has served on the board of directors of Corporación América Airports S.A. since February 2019, Quantum Asset Management since May 2018, Central Urbana S.A. since April 2018 and Quantum Finanzas since June 2009. He has also served on the advisory board of AES Argentina. Previously, he served on the board of directors of Banorte (Mexico) and Interbank (Peru). Mr. Marx received an undergraduate degree in Economics from the University of Buenos Aires in 1974.

Mariano Bosch, who has served as one of our independent directors since April 2019, co-founded and has served since 2002 as Chief Executive Officer of Adecoagro (NYSE: AGRO), a leading agricultural company based in South America, with presence in Argentina, Brazil and Uruguay. From 1995 to 2002, Mr. Bosch served as the founder and Chief Executive Officer of BLS Agribusiness, an agricultural consulting, technical management and administration company. Mr. Bosch has over 20 years of experience in agribusiness development and agricultural production. He actively participates in organizations focused on promoting the use of best practices in the agribusiness sector. Mr. Bosch is also involved in organizations focused on business leadership like YPO, IDEA and AEA. He was awarded by Konex and Endeavor in the categories “Agribusiness Entrepreneurs” and “Businessman of the Year” in 2018 and 2019, respectively. Mr. Bosch received an undergraduate degree in Agricultural Engineering from the University of Buenos Aires in 1993.

Russell Colaco, who has served as one of our independent directors since April 2019, has served since September 2017 as the Managing Partner of Aleutian Advisors, a consulting firm. From June 2016 to July 2017, Mr. Colaco served as the Chief Financial Officer of JBS Foods International, a global food company, and from November 2015 to May 2016, he served as the Head of Corporate Development. From May 2006 to September 2015, Mr. Colaco was a Managing Director in the investment banking division at Morgan Stanley. In that position, he advised leading global consumer and retail companies on strategic and corporate finance matters. Mr. Colaco received a Bachelor of Business Administration from Wilfrid Laurier University in 1995 and an MBA from the University of Chicago Booth School of Business in 2004.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Marx and Bosch, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Madcur, Cohen and Colaco, will expire at our second annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination (unless required by the NYSE). Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares.

Our officers are elected by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a chairman (or co-chairman), a vice chairman, one or more chief executive officers, presidents, a chief financial officer, a secretary, a treasurer, vice presidents, assistant vice presidents, assistant treasurers, assistant secretaries and such other offices as may be determined by our board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee is composed solely of independent directors. The charter of each committee is available on our website.

Audit Committee

Our audit committee consists of Messrs. Colaco (chairman), Marx and Bosch, each of whom is an independent director under the rules of the NYSE. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Colaco qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under "Management’s Discussion and Analysis of Financial Condition and Results of Operations";

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Our Audit Committee Charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Compensation Committee

Our compensation committee consists of Messrs. Marx (chairman), Colaco and Bosch, each of whom is an independent director under the rules of the NYSE. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s (or Co-Chief Executive Officers’) compensation, evaluating our Chief Executive Officer’s (or Co-Chief Executive Officers’) performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer (or Co-Chief Executive Officers) based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee Charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC. Our Compensation Committee Charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Bosch (chairman), Colaco and Marx, each of whom is an independent director under the rules of the NYSE. The nominating and corporate governance committee’s duties, which are specified in our Nominating and Corporate Governance Committee Charter, include, but are not limited to:

•	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by our board of directors, and recommending to our board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on our board of directors;

•	developing and recommending to our board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of our board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The Nominating and Corporate Governance Committee Charter also provides that the nominating and corporate governance committee may, in their sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms. Our Nominating and Corporate Governance Committee Charter is available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter as exhibits to our registration statement for our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request to us in writing at 767 Fifth Avenue, 46th Floor, New York, New York 10153 or by telephone at (212) 891-2700. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Our board of directors has also adopted Corporate Governance Guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. Copies of our Corporate Governance Guidelines, our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Item 11. Executive Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on April 4, 2019 through the earlier of consummation of our initial business combination and our liquidation, we will pay two of our independent directors an annual fee of $25,000, each. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2020, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, including the private placement warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 35,937,500 ordinary shares outstanding on March 25, 2020.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Replay Sponsor, LLC(2)	7,097,500	19.7%
Edmond Safra(2)(3)	9,097,500	25.3%
Gregorio Werthein(2)	7,597,500	21.1%
Brendan Driscoll	—	—
Leonardo Madcur	—	—
Ezra Cohen	—	—
Daniel Marx	25,000	*
Mariano Bosch	40,000	*
Russell Colaco	25,000	*
All directors and executive officers as a group (8 individuals)	9,687,500	27.0%
Linden Capital L.P.(4)	2,323,758	6.5%
EMS Opportunity Ltd.(3)	2,000,000	5.6%
RP Investment Advisors LP(5)	2,202,400	6.1%
Polar Asset Management Partners Inc.(6)	1,800,000	5.0%
D1 Capital Partners L.P.(7)	2,500,000	7.0%

*            Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities listed above is 767 Fifth Avenue, 46th Floor, New York, New York 10153.

(2)	Includes 7,097,500 ordinary shares held by our sponsor. Messrs. Edmond Safra and Gregorio Werthein are managers of our sponsor. Accordingly, all of the shares held by our sponsor may be deemed to be beneficially held by Messrs. Edmond Safra and Gregorio Werthein. Each of Messrs. Edmond Safra and Gregorio Werthein disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(3)	Includes 2,000,000 ordinary shares held directly by EMS Opportunity Ltd. and indirectly by Mr. Safra as the sole shareholder of EMS Capital Holding Inc., which is the general partner of EMS Capital LP, the investment manager of EMS Opportunity Ltd. Mr. Safra disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	According to a Schedule 13G filed with the SEC on April 17, 2019, as amended by a Schedule 13G/A filed with the SEC on January 14, 2020, on behalf of Linden Capital L.P. (“Linden Capital”), Linden GP LLC (“Linden GP”), Linden Advisors LP (“Linden Advisors”) and Siu Min (Joe) Wong. The reported ordinary shares shown above are held for the account of Linden Capital and separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the ordinary shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the ordinary shares held by each of Linden Capital and the Managed Accounts. The business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(5)	According to a Schedule 13G filed with the SEC on February 4, 2020, on behalf of RP Investment Advisors LP, RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd. and RP Alternative Global Bond Fund. RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd. and RP Alternative Global Bond Fund are the record and direct beneficial owners of the reported ordinary shares shown above. RP Investment Advisors LP is the investment advisor of, and may be deemed to beneficially own securities owned by, RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd. and RP Alternative Global Bond Fund. The business address of this shareholder is 39 Hazelton Avenue, Toronto, Ontario, Canada, M5R 2E3.

(6)	According to a Schedule 13G filed with the SEC on February 12, 2020, on behalf of Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the ordinary shares directly held by PMSMF. The business address of this shareholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(7)	According to a Schedule 13G filed with the SEC on February 13, 2020, on behalf of D1 Capital Partners L.P. (the “Investment Manager”) and Daniel Sundheim. The Investment Manager is a registered investment adviser and serves as the investment manager of private investment vehicles and accounts, including D1 Capital Partners Master LP, and Mr. Sundheim indirectly controls the Investment Manager. The business address of this shareholder is 9 West 57th Street, 36th Floor, New York, New York 10019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In December 2018, our sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. In March 2019, our sponsor transferred an aggregate of 90,000 founder shares to our independent directors (40,000 founder shares to Mr. Bosch and 25,000 founder shares each to Messrs. Marx and Colaco).

With certain limited exceptions, the founder shares are not transferable, assignable or salable until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated the private placement of an aggregate of 7,750,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating total gross proceeds of $7,750,000. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that, if held by the original holder or their permitted assigns, they (i) may be exercised on a cashless basis and (ii) are not subject to redemption. In addition, the private placement warrants will, subject to certain limited exceptions, be subject to transfer restrictions until 30 days after the completion of our initial business combination.

An aggregate of 2,500,000 units were purchased by certain affiliates of our sponsor in our initial public offering at the initial public offering price for gross proceeds of $25,000,000. The underwriters did not receive any underwriting discounts or commissions on such units.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We will pay two of our independent directors, Messrs. Marx and Colaco, an annual fee of $25,000 each. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor loaned us an aggregate of $250,000 in connection with the expenses of our initial public offering, pursuant to the terms of an unsecured promissory note. We fully repaid the loans from our sponsor on May 6, 2019. In addition to the promissory note, we borrowed approximately $2,000 from a related party for general and administrative expenses. We repaid this amount on May 7, 2019.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans) are entitled to registration rights pursuant to a registration rights agreement entered into on April 3, 2019, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the costs and expenses of filing any such registration statements.

Related Party Policy

In connection with the completion of our initial public offering, we adopted a Related Party Transactions Policy that requires all future related party transactions be reviewed by our audit committee in accordance with the procedures set forth in such policy. Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

Our Code of Ethics also requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

Our audit committee, pursuant to our Audit Committee Charter and our Related Party Transactions Policy, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments have been or will be made to our sponsor, officers or directors, or any of their affiliates, none of which have been or will be made from the proceeds of our initial public offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•	Repayment of $250,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

The above payments have been or in the future may be funded using the net proceeds our initial public offering and the private placement not held in the trust account.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Messrs. Marx, Bosch and Colaco is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. During the year ended December 31, 2019 and the period from November 6, 2018 (inception) through December 31, 2018, fees for our independent registered public accounting firm were $62,000 and $18,000, respectively, for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2019 consolidated financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2019 and the period from November 6, 2018 (inception) through December 31, 2018, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2019 and for the period from November 6, 2018 (date of inception) to December 31, 2018.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2019 and for the period from November 6, 2018 (date of inception) to December 31, 2018.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)    Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2019 and 2018	F-3
Statements of Operations for the year ended December 31, 2019 and for the period from November 6, 2018 (inception) through December 31, 2018	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2019 and for the period from November 6, 2018 (inception) through December 31, 2018	F-5
Statements of Cash Flows for the year ended December 31, 2019 and for the period from November 6, 2018 (inception) through December 31, 2018	F-6
Notes to Financial Statements	F-7

(2)    Financial Statement Schedules

 None.

(3)    Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated April 3, 2019, among the Registrant, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
3.1(1)	Amended and Restated Memorandum and Articles of Association.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Ordinary Share Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated April 3, 2019, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated December 1, 2018, issued to Replay Sponsor, LLC (f/k/a Replay Sponsor Corp.).
10.2(2)	Securities Purchase Agreement, dated December 17, 2018, between the Registrant and Replay Sponsor, LLC (f/k/a Replay Sponsor Corp.).
10.3(1)	Letter Agreement, dated April 3, 2019, among the Registrant, Replay Sponsor, LLC and the officers and directors of the Registrant.
10.4(1)	Investment Management Trust Agreement, dated April 3, 2019, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated April 3, 2019, among the Registrant, Replay Sponsor, LLC and certain security holders.
10.6(1)	Sponsor Warrants Purchase Agreement, dated April 3, 2019, between the Registrant and Replay Sponsor, LLC.
14.1(2)	Code of Ethics.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1(2)	Audit Committee Charter.
99.2(2)	Compensation Committee Charter.
99.3(2)	Nominating and Corporate Governance Committee Charter.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38859), filed with the Securities and Exchange Commission on April 9, 2019.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-230347), filed with the SEC on March 15, 2019.

REPLAY ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2019 and 2018	F-3
Statements of Operations for the year ended December 31, 2019 and for the period from November 6, 2018 (inception) through December 31, 2018	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2019 and for the period from November 6, 2018 (inception) through December 31, 2018	F-5
Statements of Cash Flows for the year ended December 31, 2019 and for the period from November 6, 2018 (inception) through December 31, 2018	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Replay Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Replay Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in shareholders’ equity and cash flows, for the year ended December 31, 2019 and for the period from November 6, 2018 (inception) to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from November 6, 2018 (inception) to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 25, 2020

REPLAY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$1,589,795	$25,000
Prepaid expenses	62,738	-
Total current assets	1,652,533	25,000
Investments held in Trust Account	292,054,158	-
Deferred offering costs associated with the initial public offering	-	89,354
Total Assets	$293,706,691	$114,354

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$86,595	$18,000
Accrued expenses	8,860	74,048
Total current liabilities	95,455	92,048
Deferred underwriting commissions	9,187,500	-
Total liabilities	9,282,955	92,048

Commitments and contingencies
Ordinary shares, $0.0001 par value; 27,942,373 and -0- shares subject to possible redemption at $10.00 per share at December 31, 2019 and 2018, respectively	279,423,730	-

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,995,127 and 7,187,500 shares issued and outstanding (excluding 27,942,373 and -0- shares subject to possible redemption) at December 31, 2019 and 2018, respectively	800	719
Additional paid-in capital	775,141	24,281
Retained earnings (Accumulated deficit)	4,224,065	(2,694)
Total shareholders’ equity	5,000,006	22,306
Total Liabilities and Shareholders’ Equity	$293,706,691	$114,354

The accompanying notes are an integral part of these financial statements.

REPLAY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the period from
		November 6, 2018
	For the Year Ended	(inception) through
	December 31, 2019	December 31, 2018
General and administrative expenses	$327,399	$2,694
Loss from operations	(327,399)	(2,694)
Gain on marketable securities, dividends and interest held in Trust Account	4,554,158	-
Net income (loss)	$4,226,759	$(2,694)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	-
Basic and diluted net income per share, Public Share	$0.16	$-
Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500
Basic and diluted net loss per share, Founder Share	$(0.05)	$(0.00)

The accompanying notes are an integral part of these financial statements.

REPLAY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-	Retained earnings (Accumulated	Total Shareholders’
	Shares	Amount	In Capital	Deficit)	Equity
Balance - November 6, 2018 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor (1)	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	(2,694)	(2,694)
Balance - December 31, 2018	7,187,500	$719	$24,281	$(2,694)	$22,306
Sale of units in initial public offering, gross	28,750,000	2,875	287,497,125	-	287,500,000
Offering costs	-	-	(15,075,329)	-	(15,075,329)
Sale of private placement warrants to Sponsor in private placement	-	-	7,750,000	-	7,750,000
Ordinary shares subject to possible redemption	(27,942,373)	(2,794)	(279,420,936)	-	(279,423,730)
Net income	-	-	-	4,226,759	4,226,759
Balance - December 31, 2019	7,995,127	$800	$775,141	$4,224,065	$5,000,006

(1)         This number includes up to 937,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 5, 2019, the underwriters fully exercised their over-allotment option; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

REPLAY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period from
		November 6, 2018
	For the Year Ended	(inception) through
	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$4,226,759	$(2,694)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(4,554,158)	-
Changes in operating assets and liabilities:
Prepaid expenses	(62,738)	-
Accrued expenses	6,166	2,694
Accounts payable	83,995	-
Net cash used in operating activities	(299,976)	-

Cash Flows from Investing Activities
Cash deposited in Trust Account	(287,500,000)	-
Net cash used in investing activities	(287,500,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Proceeds from note payable to related party	250,000	-
Repayment of note payable from related party	(250,000)	-
Proceeds received from initial public offering, gross	287,500,000	-
Proceeds from private placement	7,750,000	-
Offering costs paid	(5,885,229)	-
Net cash provided by financing activities	289,364,771	25,000

Net change in cash	1,564,795	25,000
Cash - beginning of the period	25,000	-
Cash - end of the period	$1,589,795	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$71,354
Offering costs included in accounts payable	$2,600	$18,000
Value of ordinary shares subject to possible redemption	$279,423,730	$-

The accompanying notes are an integral part of these financial statements.

REPLAY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

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

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through December 31, 2019 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Sponsor and Initial Public Offering

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

Trust Account

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

Initial Business Combination

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

The Company will provide its holders (the “Public Shareholders”) of its ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of December 31, 2019, the Company had approximately $1.6 million outside of the Trust Account, approximately $4.6 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital of approximately $1.6 million.

Through December 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Concentrations of Credit Risk

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

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

ASC 825, Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of December 31, 2019, and 2018, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

Offering costs consist of expenses incurred in connection with preparation of the Initial Public Offering, of approximately $15.1 million consisted principally of underwriter discounts of $14.4 million (including $9.2 million of which payment is deferred) and approximately $638,000 of professional, printing, filing, regulatory and other costs. These expenses, together with the underwriting discounts and commissions, were charged to equity upon completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019, 27,942,373 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. At December 31, 2018, the Company did not have any ordinary shares subject to possible redemption outstanding.

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

The Company’s statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the year ended December 31, 2019, basic and diluted for Public Share, were calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account of approximately $4.6 million, by the weighted average number of 28,750,000 Public Shares outstanding for the period. Net loss per share for the year ended December 31, 2019, basic and diluted for Founder Shares were calculated by dividing the net income (approximately $4.2 million, less income attributable to Public Shares in the amount of $4.6 million, resulting in a loss of approximately $327,000), by the weighted average number of 7,187,500 Founder Shares outstanding for the periods.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019, and 2018. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019, and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.   INITIAL PUBLIC OFFERING

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

NOTE 4.   RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Sponsor purchased 7,187,500 ordinary shares, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. In March 2019, the Sponsor transferred to the Company’s independent directors an aggregate of 90,000 Founder Shares for an aggregate purchase price of $313. The Sponsor agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture.

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

NOTE 5.   COMMITMENTS & CONTINGENCIES

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

NOTE 6.   SHAREHOLDERS’ EQUITY

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2018, there were 7,187,500 ordinary shares outstanding. Of the 7,187,500 ordinary shares, an aggregate of up to 937,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture. These 7,187,500 Founder Shares are subject to certain restrictions (see Note 4). In April 2019, the Company sold 28,750,000 Units in the Initial Public Offering. As a result, as of December 31, 2019, there were 35,937,500 ordinary shares issued and outstanding, including 27,942,373 ordinary shares subject to possible redemption.

Preferred Shares—The Company is authorized to issue 2,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019, and 2018, there were no preferred shares issued or outstanding.

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

NOTE 7.   FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account (1)	$292,054,158	—	—

(1)  United States Treasury bill matures on April 2, 2020.

At December 31, 2019, approximately $7,900 of the balance in the Trust Account was held in cash. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2019.

NOTE 8.   SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after December 31, 2019, the balance sheet date, up to the date that the audited financial statements were available to be issued.

The impact of the coronavirus (“COVID-19”) outbreak on the Company's results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company's results of operations, financial position and cash flows may be materially adversely affected.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLAY ACQUISITION CORP.

By:	/s/ Edmond Safra
	Name:	Edmond Safra
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregorio Werthein
	Name:	Gregorio Werthein
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brendan Driscoll
	Name:	Brendan Driscoll
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edmond Safra, Gregorio Werthein and Brendan Driscoll, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edmond Safra	Co-Chief Executive Officer (Principal Executive Officer)	March 25, 2020
Edmond Safra

/s/ Gregorio Werthein	Co-Chief Executive Officer (Principal Executive Officer)	March 25, 2020
Gregorio Werthein

/s/ Brendan Driscoll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2020
Brendan Driscoll

/s/ Leonardo Madcur	Director	March 25, 2020
Leonardo Madcur

/s/ Ezra Cohen	Director	March 25, 2020
Ezra Cohen

/s/ Daniel Marx	Director	March 25, 2020
Daniel Marx

/s/ Mariano Bosch	Director	March 25, 2020
Mariano Bosch

/s/ Russell Colaco	Director	March 25, 2020
Russell Colaco