Form 10-Q
period 2020-03-31
Replay Acquisition Corp.
filed 2020-05-15
CIK 1763731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 15, 2020, 35,937,500 ordinary shares, par value $0.0001 per share, were issued and outstanding.

REPLAY ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPLAY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$1,492,046	$1,589,795
Prepaid expenses	109,585	62,738
Total current assets	1,601,631	1,652,533
Investments held in Trust Account	293,182,905	292,054,158
Total Assets	$294,784,536	$293,706,691

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$161,682	$86,595
Accrued expenses	50,000	8,860
Total current liabilities	211,682	95,455
Deferred underwriting commissions	9,187,500	9,187,500
Total liabilities	9,399,182	9,282,955

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,038,535 and 27,942,373 shares subject to possible redemption at $10.00 per share at March 31, 2020 and December 31, 2019, respectively	280,385,350	279,423,730

Shareholders' Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,898,965 and 7,995,127 shares issued and outstanding (excluding 28,038,535 and 27,942,373 shares subject to possible redemption) at March 31, 2020, and December 31, 2019, respectively	790	800
Additional paid-in capital	-	775,141
Retained earnings	4,999,214	4,224,065
Total shareholders' equity	5,000,004	5,000,006
Total Liabilities and Shareholders' Equity	$294,784,536	$293,706,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2020	2019
General and administrative expenses	$167,129	$13,739
Loss from operations	(167,129)	(13,739)
Gain on marketable securities, dividends and interest held in Trust Account	1,128,747	-
Net income (loss)	$961,618	$(13,739)

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	-
Basic and diluted net income per share, Public Share	$0.04	$-
Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500
Basic and diluted net income/(loss) per share, Founder Share	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three months ended March 31, 2020
	Ordinary Shares		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	7,995,127	$800	$775,141	$4,224,065	$5,000,006
Ordinary shares subject to possible redemption	(96,162)	(10)	(775,141)	(186,469)	(961,620)
Net income	-	-	-	961,618	961,618
Balance - March 31, 2020 (unaudited)	7,898,965	$790	$-	$4,999,214	$5,000,004

	For the three months ended March 31, 2019
	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	7,187,500	$719	$24,281	$(2,694)	$22,306
Net loss	-	-	-	(13,739)	(13,739)
Balance - March 31, 2019 (unaudited)	7,187,500	$719	$24,281	$(16,433)	$8,567

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$961,618	$(13,739)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,128,747)	-
General and administrative expenses paid by related party	-	988
Changes in operating assets and liabilities:
Prepaid expenses	16,903	-
Accounts payable	11,337	10,089
Accrued expenses	41,140	726
Net cash used in operating activities	(97,749)	(1,936)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	250,000
Offering costs paid	-	(169,732)
Net cash provided by financing activities	-	80,268

Net change in cash	(97,749)	78,332
Cash - beginning of the period	1,589,795	25,000
Cash - end of the period	$1,492,046	$103,332

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$192,880
Offering costs included in accounts payable	$-	$89,386
Prepaid expenses included in accounts payable	$63,750	$120,233
Change in value of ordinary shares subject to possible redemption	$961,620	$-

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through March 31, 2020 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of March 31, 2020, the Company had approximately $1.5 million outside of the Trust Account, approximately $5.7 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital of approximately $1.6 million.

Through March 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 8, 2021.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included on form 10-K filed by in the Company with the ’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 825, Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of March 31, 2020, and December 31, 2019, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 28,038,535 and 27,942,373 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

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

The Company’s unaudited condensed statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three months ended March 31, 2020, basic and diluted for Public Shares, was calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.1 million, by the weighted average number of 28,750,000 Public Shares outstanding for the period. Net loss per share for the three months ended March 31, 2020, basic and diluted for Founder Shares, was calculated by dividing the net income (approximately $962,000, less income attributable to Public Shares in the amount of $1.13 million, resulting in a loss of approximately $168,000), by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At March 31, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Shareholders’ Equity

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In December 2018, the Company issued 7,187,500 ordinary shares. Of the 7,187,500 ordinary shares, an aggregate of up to 937,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture. These 7,187,500 Founder Shares are subject to certain restrictions (see Note 4). In April 2019, the Company sold 28,750,000 Units in the Initial Public Offering. As a result, as of March 31, 2020, there were 35,937,500 ordinary shares issued and outstanding, including 28,038,535 ordinary shares subject to possible redemption.

Preferred Shares—The Company is authorized to issue 2,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020, and December 31, 2019, there were no preferred shares issued or outstanding.

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

REPLAY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

March 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$7,905	$-	$-
U.S. Treasury Securities	293,175,000	-	-
Total	$293,182,905	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$7,882	$-	$-
U.S. Treasury Securities	292,046,276	-	-
Total	$292,054,158	$-	$-

Note 8 — Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after March 31, 2020, the balance sheet date, up to the date that the audited financial statements were available to be issued.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including the impact of the recent coronavirus (COVID-19) outbreak on our search for a Business Combination (as defined below), are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K filed with the SEC on March 25,2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

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

The registration statement for our initial public offering (“Initial Public Offering”) was declared effective on April 3, 2019. On April 8, 2019, we consummated our Initial Public Offering of 28,750,000 units (“Units”) at an offering price of $10.00 per Unit, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $287,500,000. Each Unit consists of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. An aggregate of 2,500,000 Units were purchased by certain affiliates of our Sponsor in our Initial Public Offering for gross proceeds of $25,000,000 (“Affiliate Units”).

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

On August 15, 2019, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that we are not currently in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we are subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrates how we expect to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. We anticipate that we will satisfy this listing requirement within such time period once we consummate our initial Business Combination. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we are currently subject to quarterly monitoring for compliance with such plan. Our ordinary shares, warrants and Units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with the NYSE’s other applicable continued listing standards, and will bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Results of Operations

Our entire activity since November 6, 2018 (inception) through March 31, 2020 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income on investments held in the Trust Account after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had net income of approximately $962,000, which consisted of approximately $1.1 million in gain on marketable securities, dividends and interest held in Trust Account, offset by approximately $167,000 in general and administrative expenses.

For the three months ended March 31, 2019, we had net loss of approximately $14,000, which consisted solely of general and administrative expenses.

Going Concern Consideration

As of March 31, 2020, we had approximately $1.5 million outside of the Trust Account, approximately $5.7 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.4 million.

Through March 31, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $250,000 in loans from our Sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party. Subsequent to the consummation of our Initial Public Offering, we received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. We fully repaid the note and the advances to our Sponsor and the related party in May 2019.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 8, 2021.

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

Except on the 2,500,000 Affiliate Units sold in our Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5.25 million in the aggregate, paid upon the closing of our Initial Public Offering. In addition, $0.35 per Unit, or approximately $9.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the FASB’s Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020, 28,038,535 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. At March 31, 2019, we did not have any ordinary shares subject to possible redemption outstanding.

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

Our unaudited condensed statement of operations includes a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three months ended March 31, 2020, basic and diluted for public shares, was calculated by dividing the investment income earned on the Trust Account of approximately $1.1 million, by the weighted average number of 28,750,000 public shares outstanding since the initial issuance. Net loss per share for the three months ended March 31, 2020, basic and diluted for Founder Shares, was calculated by dividing the net income (approximately $962,000, less income attributable to public shares in the amount of $1.1 million, resulting in a net loss of approximately $167,000), by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

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

Recent Developments

Effects of Coronavirus (COVID-19) Outbreak

The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential Business Combination with us whether or not COVID-19 affects their business operations. Additionally, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management evaluated, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 25, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On April 8, 2019, we consummated our Initial Public Offering of 28,750,000 Units, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of their over-allotment option, with each Unit consisting of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant exercisable to purchase one ordinary share at an exercise price of $11.50. Each whole warrant will become exercisable 30 days after the completion of an initial Business Combination and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $287.5 million. An aggregate of 2,500,000 Units were purchased by certain affiliates of the Sponsor in the Initial Public Offering for gross proceeds of $25.0 million.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38859), filed with the Securities and Exchange Commission on April 9, 2019).

31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Calculation Linkbase

101.LAB***	XBRL Taxonomy Label Document

101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLAY ACQUISITION CORP.

Date: May 15, 2020	By:	/s/ Edmond Safra
		Name:	Edmond Safra
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Gregorio Werthein
		Name:	Gregorio Werthein
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Brendan Driscoll
		Name:	Brendan Driscoll
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

