Form 10-Q
period 2020-06-30
Replay Acquisition Corp.
filed 2020-08-06
CIK 1763731

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, 35,937,500 ordinary shares, par value $0.0001 per share, were issued and outstanding.

REPLAY ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPLAY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$1,261,642	$1,589,795
Prepaid expenses	83,333	62,738
Total current assets	1,344,975	1,652,533
Investments held in Trust Account	293,168,737	292,054,158
Total Assets	$294,513,712	$293,706,691

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$26,078	$86,595
Accrued expenses	25,000	8,860
Total current liabilities	51,078	95,455
Deferred underwriting commissions	9,187,500	9,187,500
Total liabilities	9,238,578	9,282,955

Commitments and contingencies
Ordinary shares, $0.0001 par value; 28,027,513 and 27,942,373 shares subject to possible redemption at $10.00 per share at June 30, 2020 and December 31, 2019, respectively	280,275,130	279,423,730

Shareholders' Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,909,987 and 7,995,127 shares issued and outstanding (excluding 28,027,513 and 27,942,373 shares subject to possible redemption) at June 30, 2020, and December 31, 2019, respectively	791	800
Additional paid-in capital	-	775,141
Retained earnings	4,999,213	4,224,065
Total shareholders' equity	5,000,004	5,000,006
Total Liabilities and Shareholders' Equity	$294,513,712	$293,706,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
General and administrative expenses	$96,052	$120,491	$263,181	$134,230
Loss from operations	(96,052)	(120,491)	(263,181)	(134,230)
Gain (loss) on marketable securities, dividends and interest held in Trust Account	(14,168)	1,760,594	1,114,579	1,760,594
Net income (loss)	$(110,220)	$1,640,103	$851,398	$1,626,364

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	28,750,000	28,750,000	28,750,000
Basic and diluted net income (loss) per share, Public Share	$(0.00)	$0.06	$0.04	$0.06
Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net loss per share, Founder Share	$(0.01)	$(0.02)	$(0.04)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the six months ended June 30, 2020
	Ordinary Shares		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	7,995,127	$800	$775,141	$4,224,065	$5,000,006
Ordinary shares subject to possible redemption	(96,162)	(10)	(775,141)	(186,469)	(961,620)
Net income	-	-	-	961,618	961,618
Balance - March 31, 2020 (unaudited)	7,898,965	$790	$-	$4,999,214	$5,000,004
Ordinary shares subject to possible redemption	11,022	1	-	110,219	110,220
Net loss	-	-	-	(110,220)	(110,220)
Balance - June 30, 2020 (unaudited)	7,909,987	$791	$-	$4,999,213	$5,000,004

	For the six months ended June 30, 2019
	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	7,187,500	$719	$24,281	$(2,694)	$22,306
Net loss	-	-	-	(13,739)	(13,739)
Balance - March 31, 2019 (unaudited)	7,187,500	$719	$24,281	$(16,433)	$8,567
Sale of units in initial public offering, gross	28,750,000	2,875	287,497,125	-	287,500,000
Offering costs	-	-	(15,075,329)	-	(15,075,329)
Sale of private placement warrants to Sponsor in private placement	-	-	7,750,000	-	7,750,000
Common stock subject to possible redemption	(27,682,334)	(2,768)	(276,820,572)	-	(276,823,340)
Net income	-	-	-	1,640,103	1,640,103
Balance - June 30, 2019 (unaudited)	8,255,166	$826	$3,375,505	$1,623,670	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$851,398	$1,626,364
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,114,579)	(1,760,594)
General and administrative expenses paid by related party	-	2,206
Changes in operating assets and liabilities:
Prepaid expenses	(20,595)	(138,629)
Accounts payable	(60,517)	-
Accrued expenses	16,140	82,575
Net cash used in operating activities	(328,153)	(188,078)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(287,500,000)
Net cash used in investing activities	-	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	250,000
Repayment of note payable and advances from related party	-	(252,206)
Proceeds received from initial public offering, gross	-	287,500,000
Proceeds from private placement	-	7,750,000
Offering costs paid	-	(5,800,229)
Net cash provided by financing activities	-	289,447,565

Net change in cash	(328,153)	1,759,487
Cash - beginning of the period	1,589,795	25,000
Cash - end of the period	$1,261,642	$1,784,487

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$85,000
Offering costs included in accounts payable	$-	$2,600
Change in value of ordinary shares subject to possible redemption	$851,400	$276,823,340

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through June 30, 2020 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Going Concern Consideration

As of June 30, 2020, the Company had approximately $1.3 million outside of the Trust Account, approximately $5.7 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital of approximately $1.3 million.

Through June 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 8, 2021.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account consists entirely of U.S. government securities with an original maturity of 180 days or less.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

As of June 30, 2020, and December 31, 2019, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 28,027,513 and 27,942,373 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase an aggregate of 22,125,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the three months ended June 30, 2020, basic and diluted for Public Shares, was calculated by dividing the loss on marketable securities, dividends and interest held in the Trust Account of approximately $14,000, by the weighted average number of 28,750,000 Public Shares outstanding for the period. Net loss per share for the three months ended June 30, 2020, basic and diluted for Founder Shares, was calculated by dividing the net loss (approximately $110,000, less loss attributable to Public Shares in the amount of approximately $14,000, resulting in a loss of approximately $96,000), by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

Net income per share for the six months ended June 30, 2020, basic and diluted for Public Shares, was calculated by dividing the gain on marketable securities, dividends and interest held in the Trust Account of approximately $1.1 million, by the weighted average number of 28,750,000 Public Shares outstanding for the period. Net loss per share for the six months ended June 30, 2020, basic and diluted for Founder Shares, was calculated by dividing the net income (approximately $851,000, less income attributable to Public Shares in the amount of $1.1 million, resulting in a loss of approximately $263,000), by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

At June 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Note 5—Commitments and Contingencies

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

Note 6—Shareholders’ Equity

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In April 2019, the Company sold 28,750,000 Units in the Initial Public Offering. As a result, as of June 30, 2020 and December 31, 2019, there were 35,937,500 ordinary shares issued and outstanding, including 28,027,513 and 27,942,373 ordinary shares subject to possible redemption, respectively.

Preferred Shares—The Company is authorized to issue 2,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020, and December 31, 2019, there were no preferred shares issued or outstanding.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy:

June 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$8,445	$-	$-
U.S. Treasury Securities	293,160,292	-	-
Total	$293,168,737	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$7,882	$-	$-
U.S. Treasury Securities	292,046,276	-	-
Total	$292,054,158	$-	$-

Note 8 — Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after June 30, 2020, the balance sheet date, up to the date that the audited financial statements were available to be issued.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including the impact of the recent coronavirus (COVID-19) pandemic on our search for a Business Combination (as defined below), are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K filed with the SEC on March 25,2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

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

Results of Operations

Our entire activity since November 6, 2018 (inception) through June 30, 2020 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income on investments held in the Trust Account after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had net loss of approximately $110,000, which consisted of approximately $14,000 in loss on marketable securities, dividends and interest held in the Trust Account, and approximately $96,000 in general and administrative expenses.

For the three months ended June 30, 2019, we had net income of approximately $1.64 million, which consisted of approximately $1.8 million in gain on marketable securities, dividends and interest held in the Trust Account, offset by approximately $120,000 in general and administrative expenses.

For the six months ended June 30, 2020, we had net income of approximately $851,000, which consisted of approximately $1.1 million in gain on marketable securities, dividends and interest held in the Trust Account, offset by approximately $263,000 in general and administrative expenses.

For the six months ended June 30, 2019, we had net income of approximately $1.63 million, which consisted of approximately $1.8 million in gain on marketable securities, dividends and interest held in the Trust Account, offset by approximately $134,000 in general and administrative expenses.

Going Concern Consideration

As of June 30, 2020, we had approximately $1.3 million outside of the Trust Account, approximately $5.7 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $1.3 million.

Through June 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $250,000 in loans from our Sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party. Subsequent to the consummation of our Initial Public Offering, we received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. We fully repaid the note and the advances to our Sponsor and the related party in May 2019.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 8, 2021.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the FASB’s Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and 2019, 28,027,513 and 27,682,334 ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We had not considered the effect of the warrants sold in our Initial Public Offering (including the consummation of the full over-allotment option) and the Private Placement to purchase an aggregate of 22,125,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the three and six months ended June 30, 2020, basic and diluted for public share, were calculated by dividing the investment income (loss) earned on the Trust Account of approximately $14,000 and $1.1 million, respectively, by the weighted average number of public shares outstanding for the period. Net income (loss) per share for the three and six months ended June 30, 2020, basic and diluted for Founder Shares were calculated by dividing the net income (loss), less income (loss) attributable to public shares, by the weighted average number of Founder Shares outstanding for the periods.

Net income per share for the three and six months ended June 30, 2019, basic and diluted for public share, were calculated by dividing the investment income earned on the Trust Account of approximately $1.8 million by the weighted average number of public shares outstanding for the period. Net loss per share for the three and six months ended June 30, 2019, basic and diluted for Founder Shares were calculated by dividing the net income, less income attributable to public shares, by the weighted average number of Founder Shares outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management evaluated, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 25, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2020, other than as noted below, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The funds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the funds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest for any dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Our search for a business combination may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic”. The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 materially adversely affects their business operations. Additionally, our ability to complete a business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination may be materially adversely affected. In addition, our ability to consummate a business combination may be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

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

REPLAY ACQUISITION CORP.

Date: August 6, 2020	By:	/s/ Edmond Safra
		Name:	Edmond Safra
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Gregorio Werthein
		Name:	Gregorio Werthein
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Brendan Driscoll
		Name:	Brendan Driscoll
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)