Form 10-Q
period 2020-09-30
Replay Acquisition Corp.
filed 2020-11-12
CIK 1763731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, 35,937,500 ordinary shares, par value $0.0001 per share, were issued and outstanding.

REPLAY ACQUISITION CORP.

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

REPLAY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$974,317	$1,589,795
Prepaid expenses	47,084	62,738
Total current assets	1,021,401	1,652,533
Investments held in Trust Account	293,255,540	292,054,158
Total Assets	$294,276,941	$293,706,691

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$371,225	$86,595
Accrued expenses	414,571	8,860
Total current liabilities	785,796	95,455
Deferred underwriting commissions	9,187,500	9,187,500
Total liabilities	9,973,296	9,282,955

Commitments and contingencies
Ordinary shares, $0.0001 par value; 27,930,364 and 27,942,373 shares subject to possible redemption at $10.00 per share at September 30, 2020 and December 31, 2019, respectively	279,303,640	279,423,730

Shareholders' Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 8,007,136 and 7,995,127 shares issued and outstanding (excluding 27,930,364 and 27,942,373 shares subject to possible redemption) at September 30, 2020, and December 31, 2019, respectively	801	800
Additional paid-in capital	895,230	775,141
Retained earnings	4,103,974	4,224,065
Total shareholders' equity	5,000,005	5,000,006
Total Liabilities and Shareholders' Equity	$294,276,941	$293,706,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
General and administrative expenses	$1,058,292	$111,750	$1,321,473	$245,980
Loss from operations	(1,058,292)	(111,750)	(1,321,473)	(245,980)
Gain on marketable securities, dividends and interest held in Trust Account	86,803	1,561,854	1,201,382	3,322,448
Net income (loss)	$(971,489)	$1,450,104	$(120,091)	$3,076,468

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	28,750,000	28,750,000	28,750,000
Basic and diluted net income (loss) per share, Public Share	$0.00	$0.05	$0.04	$0.12
Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net loss per share, Founder Share	$(0.15)	$(0.02)	$(0.18)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the nine months ended September 30, 2020
	Ordinary Shares		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	7,995,127	$800	$775,141	$4,224,065	$5,000,006
Ordinary shares subject to possible redemption	(96,162)	(10)	(775,141)	(186,469)	(961,620)
Net income	-	-	-	961,618	961,618
Balance - March 31, 2020 (unaudited)	7,898,965	$790	$-	$4,999,214	$5,000,004
Ordinary shares subject to possible redemption	11,022	1	-	110,219	110,220
Net loss	-	-	-	(110,220)	(110,220)
Balance - June 30, 2020 (unaudited)	7,909,987	$791	$-	$4,999,213	$5,000,004
Ordinary shares subject to possible redemption	97,149	10	895,230	76,250	971,490
Net loss	-	-	-	(971,489)	(971,489)
Balance - September 30, 2020 (unaudited)	8,007,136	$801	$895,230	$4,103,974	$5,000,005

	For the nine months ended September 30, 2019
	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	7,187,500	$719	$24,281	$(2,694)	$22,306
Net loss	-	-	-	(13,739)	(13,739)
Balance - March 31, 2019 (unaudited)	7,187,500	$719	$24,281	$(16,433)	$8,567
Sale of units in initial public offering, gross	28,750,000	2,875	287,497,125	-	287,500,000
Offering costs	-	-	(15,075,329)	-	(15,075,329)
Sale of private placement warrants to Sponsor in private placement	-	-	7,750,000	-	7,750,000
Common stock subject to possible redemption	(27,682,334)	(2,768)	(276,820,572)	-	(276,823,340)
Net income	-	-	-	1,640,103	1,640,103
Balance - June 30, 2019 (unaudited)	8,255,166	$826	$3,375,505	$1,623,670	$5,000,001
Ordinary shares subject to possible redemption	(145,010)	(15)	(1,450,085)	-	(1,450,100)
Net income	-	-	-	1,450,104	1,450,104
Balance - September 30, 2019 (unaudited)	8,110,156	$811	$1,925,420	$3,073,774	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPLAY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(120,091)	$3,076,468
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,201,382)	(3,322,448)
General and administrative expenses paid by related party	-	2,206
Changes in operating assets and liabilities:
Prepaid expenses	15,654	(101,988)
Accounts payable	284,630	79,620
Accrued expenses	405,711	(87,694)
Net cash used in operating activities	(615,478)	(353,836)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(287,500,000)
Net cash used in investing activities	-	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	250,000
Repayment of note payable and advances from related party	-	(252,206)
Proceeds received from initial public offering, gross	-	287,500,000
Proceeds from private placement	-	7,750,000
Offering costs paid	-	(5,800,229)
Net cash provided by financing activities	-	289,447,565

Net change in cash	(615,478)	1,593,729
Cash - beginning of the period	1,589,795	25,000
Cash - end of the period	$974,317	$1,618,729

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$85,000
Offering costs included in accounts payable	$-	$2,600
Change in value of ordinary shares subject to possible redemption	$(120,090)	$278,273,440

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through September 30, 2020 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On August 15, 2019, the Company received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that the Company was not then in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis.

Pursuant to the Notice, the Company was subject to the procedures set forth in Sections 801 and 802 of the Manual. The Company submitted a business plan that demonstrated how the Company expected to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice.

On October 24, 2019, the Company was notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept the Company’s business plan, and the Company was subject to quarterly monitoring for compliance with such plan. On November 5, 2020, the Company was notified by the staff of NYSE Regulation that the Company is a “company back in compliance” with Section 802.01B of the Manual.

The Company’s ordinary shares, warrants and Units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, will continue to be listed and traded on the NYSE and will no longer bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

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

The Company will provide its holders (the “Public Shareholders”) of its ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Proposed Business Combination

On October 12, 2020, the Company; Finance of America Equity Capital LLC, a Delaware limited liability company (“FoA”); Finance of America Companies Inc., a Delaware corporation and wholly owned subsidiary of the Company (“New Pubco”); RPLY Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (as defined below) (the “Seller Representative”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which the Company agreed to combine with FoA in a series of transactions (collectively, the “Proposed Business Combination”) that will result in New Pubco becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) and controlling FoA in an “UP-C” structure. See Note 8.

Going Concern Consideration

As of September 30, 2020, the Company had approximately $1 million outside of the Trust Account, approximately $5.8 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and working capital of approximately $0.2 million.

Through September 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination, including the Proposed Business Combination, may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

As of September 30, 2020, and December 31, 2019, the recorded values of cash and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 27,930,364 and 28,827,344 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

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

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the three months ended September 30, 2020, basic and diluted for Public Shares, was calculated by dividing the gain on marketable securities, dividends and interest held in the Trust Account of approximately $87,000 by the weighted average number of 28,750,000 Public Shares outstanding for the period. Net loss per share for the three months ended September 30, 2020, basic and diluted for Founder Shares, was calculated by dividing the net loss (approximately $970,000 less gain attributable to Public Shares in the amount of approximately $87,000, resulting in a loss of approximately $1 million), by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

Net income (loss) per share for the nine months ended September 30, 2020, basic and diluted for Public Shares, was calculated by dividing the gain on marketable securities, dividends and interest held in the Trust Account of approximately $1.2 million, by the weighted average number of 28,750,000 Public Shares outstanding for the period. Net loss per share for the nine months ended September 30, 2020, basic and diluted for Founder Shares, was calculated by dividing the net loss (approximately $120,000, less income attributable to Public Shares in the amount of $1.2 million, resulting in a loss of approximately $1.3 million), by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

At September 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Note 4—Related Party Transactions

Founder Shares and Private Placement Warrants

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

Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with New Pubco, the Company and FoA, pursuant to which, among other things, (i) immediately prior to the Domestication (as defined below), all of the Private Placement Warrants owned by the Sponsor will be exchanged for ordinary shares and (ii) excluding the Founder Shares held by the Company’s independent directors (unless transferred to any other initial shareholder or permitted transferee thereof), 40% of the Founder Shares held by the Sponsor will be vested and wholly owned by the Sponsor as of the closing of the Proposed Business Combination and 60% of the Founder Shares held by the Sponsor will be subject to vesting and forfeiture in accordance with certain terms and conditions. See Note 8.

Pursuant to the Sponsor Agreement, the initial shareholders have agreed to (i) vote or cause to be voted at the general meeting all of their Founder Shares and all other equity securities that they hold in the Company in favor of each proposal in connection with the Proposed Business Combination and the Transaction Agreement and any other matters reasonably necessary for consummation of the Proposed Business Combination, (ii) use reasonable best efforts to cause to be done all reasonably necessary, proper or advisable actions to consummate the Proposed Business Combination, (iii) waive all redemption rights and certain other rights in connection with the Proposed Business Combination and (iv) be bound by the same exclusivity obligations that bind the purchaser-side parties in the Transaction Agreement.

PIPE Agreements

Concurrently with the execution of the Transaction Agreement, the Company entered into the Replay PIPE Agreements (as defined below) with various investors, including an affiliate of the Sponsor, pursuant to which such investors agreed to purchase ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger (as defined below)). In the aggregate, the PIPE Investors (as defined below) have committed to purchase $250.0 million of PIPE Shares (as defined below), at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of the Sponsor. See Note 8.

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

Note 6—Shareholders’ Equity

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. In April 2019, the Company sold 28,750,000 Units in the Initial Public Offering. As a result, as of September 30, 2020 and December 31, 2019, there were 35,937,500 ordinary shares issued and outstanding, including 27,930,364 and 27,942,373 ordinary shares subject to possible redemption, respectively.

Preferred Shares—The Company is authorized to issue 2,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, and December 31, 2019, there were no preferred shares issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

 Note 7 — Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy:

September 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$9,201	$-	$-
U.S. Treasury Securities	293,246,339	-	-
Total	$293,255,540	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$7,882	$-	$-
U.S. Treasury Securities	292,046,276	-	-
Total	$292,054,158	$-	$-

Note 8 — Subsequent Events

Proposed Business Combination

On October 12, 2020, the Company, FoA, New Pubco, Replay Merger Sub, Blocker Merger Sub, Blocker, Blocker GP, the Sellers and BTO Urban and Family Holdings, solely in their joint capacity as the Seller Representative, entered into the Transaction Agreement, pursuant to which the Company agreed to combine with FoA in the Proposed Business Combination that will result in New Pubco becoming a publicly-traded company on the NYSE and controlling FoA in an “UP-C” structure.

The Proposed Business Combination encompasses a series of transactions to effect an “UP-C” structure, pursuant to which, among other things: (i) the Company will change its jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a limited liability company formed under the laws of the State of Delaware (the “Domestication”), whereby (A) each of the Company’s ordinary shares outstanding immediately prior to the Domestication will be converted into a unit representing a limited liability company interest in the Company (each, a “Replay LLC Unit”) and (B) the Company will be governed by a limited liability company agreement; (ii) the Sellers and Blocker GP will sell to the Company limited liability company interests in FoA (“FoA Units”) in exchange for cash; (iii) Replay Merger Sub will merge with and into the Company (the “Replay Merger”), with the Company surviving the Replay Merger as a direct wholly owned subsidiary of New Pubco and each Replay LLC Unit outstanding immediately prior to the effectiveness of the Replay Merger being converted into the right to receive one share of New Pubco’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”); (iv) Blocker will be converted from a Delaware limited partnership to a Delaware limited liability company; (v) Blocker Merger Sub will merge with and into Blocker (the “Blocker Merger”), with Blocker surviving the Blocker Merger as a direct wholly owned subsidiary of New Pubco and each limited liability company interest of Blocker (each, a “Blocker Share”) outstanding immediately prior to the effectiveness of the Blocker Merger being converted into the right to receive a combination of shares of Class A Common Stock and cash; (vi) Blocker GP will contribute its remaining FoA Units to New Pubco in exchange for shares of Class A Common Stock, after which New Pubco will contribute such FoA Units to Blocker; and (vii) New Pubco will issue to the Sellers shares of New Pubco’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), which will have no economic rights but will entitle each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of FoA Units held by such holder on all matters on which stockholders of New Pubco are entitled to vote generally.

As a result of the Proposed Business Combination, among other things: (A) New Pubco will indirectly hold (through the Company and Blocker) FoA Units and will have the sole and exclusive right to appoint the board of managers of FoA; (B) the Sellers will hold (i) FoA Units that are exchangeable on a one-for-one basis for shares of Class A Common Stock and (ii) shares of Class B Common Stock; and (C) the holders of Blocker Shares outstanding immediately prior to the effectiveness of the Blocker Merger and Blocker GP will, directly or indirectly, hold shares of Class A Common Stock.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Transaction Agreement including, among others, receipt of the requisite approval of the Company’s shareholders, satisfaction of the minimum cash requirements provided in the Transaction Agreement, the termination or expiration of all required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the execution of the various related transaction agreements. On November 4, 2020, the request for early termination of the waiting period under the HSR Act with respect to the Proposed Business Combination was granted by the Federal Trade Commission.

Concurrently with the execution of the Transaction Agreement, (i) the Company entered into subscription agreements with various investors, including an affiliate of the Sponsor, pursuant to which such investors agreed to purchase ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger) (each such subscription agreement, a “Replay PIPE Agreement”), and (ii) New Pubco entered into subscription agreements with certain funds affiliated with The Blackstone Group Inc. and Brian L. Libman and certain entities controlled by him (collectively, the “Principal Stockholders”, and together with the investors party to the Replay PIPE Agreements, the “PIPE Investors”) pursuant to which the Principal Stockholders agreed to purchase shares of Class A Common Stock (together with the ordinary shares being purchased pursuant to the Replay PIPE Agreements, the “PIPE Shares”). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of the Sponsor.

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after September 30, 2020, the balance sheet date, up to the date that the audited financial statements were available to be issued. Other than as described above, there are no other subsequent events as of September 30, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including the impact of the recent coronavirus (COVID-19) pandemic on our search for a Business Combination (as defined below), including the Company’s ability to consummate the Proposed Business Combination (as defined below), are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K filed with the SEC on March 25, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

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

On August 15, 2019, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that we were not then in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we were subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrated how we expected to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we were subject to quarterly monitoring for compliance with such plan. On November 5, 2020, we were notified by the staff of NYSE Regulation that we are a “company back in compliance” with Section 802.01B of the Manual. Our ordinary shares, warrants and Units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, will continue to be listed and traded on the NYSE and will no longer bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Proposed Business Combination

Subsequent to the period covered by this Quarterly Report, on October 12, 2020, we entered into a Transaction Agreement (the “Transaction Agreement”) with Finance of America Equity Capital LLC, a Delaware limited liability company (“FoA”); Finance of America Companies Inc., a Delaware corporation and wholly owned subsidiary of the Company (“New Pubco”); RPLY Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (the “Seller Representative”), pursuant to which we agreed to combine with FoA in a series of transactions (collectively, the “Proposed Business Combination”) that will result in New Pubco becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) and controlling FoA in an “UP-C” structure.

The Proposed Business Combination encompasses a series of transactions to effect an “UP-C” structure, pursuant to which, among other things: (i) we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a limited liability company formed under the laws of the State of Delaware (the “Domestication”), whereby (A) each of our ordinary shares outstanding immediately prior to the Domestication will be converted into a unit representing a limited liability company interest in the Company (each, a “Replay LLC Unit”) and (B) we will be governed by a limited liability company agreement; (ii) the Sellers and Blocker GP will sell to us limited liability company interests in FoA (“FoA Units”) in exchange for cash; (iii) Replay Merger Sub will merge with and into the Company (the “Replay Merger”), with the Company surviving the Replay Merger as a direct wholly owned subsidiary of New Pubco and each Replay LLC Unit outstanding immediately prior to the effectiveness of the Replay Merger being converted into the right to receive one share of New Pubco’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”); (iv) Blocker will be converted from a Delaware limited partnership to a Delaware limited liability company; (v) Blocker Merger Sub will merge with and into Blocker (the “Blocker Merger”), with Blocker surviving the Blocker Merger as a direct wholly owned subsidiary of New Pubco and each limited liability company interest of Blocker (each, a “Blocker Share”) outstanding immediately prior to the effectiveness of the Blocker Merger being converted into the right to receive a combination of shares of Class A Common Stock and cash; (vi) Blocker GP will contribute its remaining FoA Units to New Pubco in exchange for shares of Class A Common Stock, after which New Pubco will contribute such FoA Units to Blocker; and (vii) New Pubco will issue to the Sellers shares of New Pubco’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), which will have no economic rights but will entitle each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of FoA Units held by such holder on all matters on which stockholders of New Pubco are entitled to vote generally.

As a result of the Proposed Business Combination, among other things: (A) New Pubco will indirectly hold (through the Company and Blocker) FoA Units and will have the sole and exclusive right to appoint the board of managers of FoA; (B) the Sellers will hold (i) FoA Units that are exchangeable on a one-for-one basis for shares of Class A Common Stock and (ii) shares of Class B Common Stock; and (C) the holders of Blocker Shares outstanding immediately prior to the effectiveness of the Blocker Merger and Blocker GP will, directly or indirectly, hold shares of Class A Common Stock.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Transaction Agreement including, among others, receipt of the requisite approval of our shareholders, satisfaction of the minimum cash requirements provided in the Transaction Agreement, the termination or expiration of all required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the execution of the various related transaction agreements.

Subsequent to the period covered by this Quarterly Report, on November 4, 2020, the request for early termination of the waiting period under the HSR Act with respect to the Proposed Business Combination was granted by the Federal Trade Commission. On November 6, 2020, New Pubco filed a registration statement on Form S-4 (File No. 333-249897) with the SEC in connection with the Proposed Business Combination, which includes a preliminary proxy statement with respect to our special meeting of shareholders to approve the Proposed Business Combination, among other matters, that constitutes a preliminary prospectus of New Pubco with respect to the securities to be issued in the Proposed Business Combination.

Concurrently with the execution of the Transaction Agreement, (i) the Company entered into subscription agreements with various investors, including an affiliate of our Sponsor, pursuant to which such investors agreed to purchase our ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger) (each such subscription agreement, a “Replay PIPE Agreement”), and (ii) New Pubco entered into subscription agreements with certain funds affiliated with The Blackstone Group Inc. and Brian L. Libman and certain entities controlled by him (collectively, the “Principal Stockholders”, and together with the investors party to the Replay PIPE Agreements, the “PIPE Investors”) pursuant to which the Principal Stockholders agreed to purchase shares of Class A Common Stock (together with our ordinary shares being purchased pursuant to the Replay PIPE Agreements, the “PIPE Shares”). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of our Sponsor.

FoA is a vertically integrated, diversified lending platform that connects borrowers with investors. FoA operates with the goal of minimizing risk; it offers a diverse set of high-quality consumer loan products and distributes that risk to investors for an up-front cash profit and typically some future performance-based participation. In addition to FoA’s profitable lending operations, it provides a variety of services to lenders through its Lender Services segment, which augments its lending profits with an attractive fee-oriented revenue stream.

Results of Operations

Our entire activity since November 6, 2018 (inception) through September 30, 2020 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income on investments held in the Trust Account after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had net loss of approximately $971,000, which consisted of approximately $86,000 in gain on marketable securities, dividends and interest held in the Trust Account, and approximately $1 million in general and administrative expenses.

For the three months ended September 30, 2019, we had net income of approximately $1.45 million, which consisted of approximately $1.56 million in gain on marketable securities, dividends and interest held in the Trust Account, offset by approximately $111,000 in general and administrative expenses.

For the nine months ended September 30, 2020, we had net loss of approximately $120,000, which consisted of approximately $1.2 million in gain on marketable securities, dividends and interest held in the Trust Account, offset by approximately $1.32 million in general and administrative expenses.

For the nine months ended September 30, 2019, we had net income of approximately $3.08 million, which consisted of approximately $3.32 million in gain on marketable securities, dividends and interest held in the Trust Account, offset by approximately $246,000 in general and administrative expenses.

Going Concern Consideration

As of September 30, 2020, we had approximately $1.02 million outside of the Trust Account, approximately $5.8 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital surplus of approximately $236,000.

Through September 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (defined below) to our Sponsor, $250,000 in loans from our Sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party. Subsequent to the consummation of our Initial Public Offering, we received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. We fully repaid the note and the advances to our Sponsor and the related party in May 2019.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial Business Combination, including the Proposed Business Combination, may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

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

Related Party Transactions

Founder Shares and Private Placement Warrants

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

Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with New Pubco, the Company and FoA, pursuant to which, among other things, (i) immediately prior to the Domestication, all of the Private Placement Warrants owned by our Sponsor will be exchanged for ordinary shares and (ii) excluding the Founder Shares held by our independent directors (unless transferred to any other initial shareholder or permitted transferee thereof), 40% of the Founder Shares held by the Sponsor will be vested and wholly owned by the Sponsor as of the closing of the Proposed Business Combination and 60% of the Founder Shares held by the Sponsor will be subject to vesting and forfeiture in accordance with certain terms and conditions.

Pursuant to the Sponsor Agreement, the initial shareholders have agreed to (i) vote or cause to be voted at the general meeting all of their Founder Shares and all other equity securities that they hold in the Company in favor of each proposal in connection with the Proposed Business Combination and the Transaction Agreement and any other matters reasonably necessary for consummation of the Proposed Business Combination, (ii) use reasonable best efforts to cause to be done all reasonably necessary, proper or advisable actions to consummate the Proposed Business Combination, (iii) waive all redemption rights and certain other rights in connection with the Proposed Business Combination and (iv) be bound by the same exclusivity obligations that bind the purchaser-side parties in the Transaction Agreement.

PIPE Agreements

Concurrently with the execution of the Transaction Agreement, the Company entered into the Replay PIPE Agreements with various investors, including an affiliate of the Sponsor, pursuant to which such investors agreed to purchase ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of the Sponsor.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the FASB’s Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and 2019, 27,930,364 and 27,827,344 ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our balance sheet.

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

Our unaudited condensed statements of operations include a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per share for the three and nine months ended September 30, 2020, basic and diluted for public share, were calculated by dividing the investment income earned on the Trust Account of approximately $86,000 and $1.2 million, respectively, by the weighted average number of public shares outstanding for the period. Net income (loss) per share for the three and nine months ended September 30, 2020, basic and diluted for Founder Shares were calculated by dividing the net income (loss), less income (loss) attributable to public shares, by the weighted average number of Founder Shares outstanding for the periods.

Net income (loss) per share for the three and nine months ended September 30, 2020, basic and diluted for public share, were calculated by dividing the investment income earned on the Trust Account of approximately $1 million by the weighted average number of public shares outstanding for the period. Net loss per share for the three and nine months ended September 30, 2020, basic and diluted for Founder Shares were calculated by dividing the net income, less income attributable to public shares, by the weighted average number of Founder Shares outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management evaluated, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic”. The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, and the business of any potential target company with which we consummate a business combination may be materially adversely affected. Potential target companies may also defer or end discussions for a potential business combination with us whether or not COVID-19 materially adversely affects their business operations. Additionally, our ability to complete a business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination , or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a business combination may be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

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

REPLAY ACQUISITION CORP.

Date: November 12, 2020	By:	/s/ Edmond Safra
		Name:	Edmond Safra
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Gregorio Werthein
		Name:	Gregorio Werthein
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Brendan Driscoll
		Name:	Brendan Driscoll
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)