Form 10-K
period 2020-12-31
Replay Acquisition Corp.
filed 2021-03-25
CIK 1763731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $267,750,000 (based on the closing sales price of the ordinary shares on June 30, 2020 of $10.20, as reported on the New York Stock Exchange).

As of March 25, 2021, 35,937,500 of the registrant’s ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires:

•	references to “we,” “us,” “our,” “the company” or “our company” refer to Replay Acquisition Corp., a Cayman Islands exempted company;

•	references to our “sponsor” refer to Replay Sponsor, LLC, a Delaware limited liability company;

•	references to “public shares” refer to our ordinary shares sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

•	references to “warrants” refer to our warrants sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);

•	references to “founder shares” refer to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

•	references to “private placement warrants” refer to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	references to “ordinary shares” refer to our ordinary shares, par value $0.0001 per share;

•	references to “public shareholders” refer to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that their status as “public shareholders” shall only exist with respect to such public shares;

•	references to “management” or our “management team” refer to our officers and directors and our advisory board member; and

•	references to “initial shareholders” refer to our sponsor and other holders of our founder shares prior to our initial public offering.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including the Proposed Business Combination (as defined below);

•	our expectations around the performance of the prospective target business or businesses, including FoA (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For risks relating to FoA and the Proposed Business Combination, please see the Proxy Statement filed with the SEC in connection with the General Meeting to approve the Proposed Business Combination, among other matters, in each case as defined and described below.

iii

PART I

Item 1. Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company on November 6, 2018 and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to in this report as our initial business combination. Following our initial business combination, our objective will be to implement or support the acquired business’ growth and operating strategies.

While we may pursue a business combination target in any business, industry or geographical location, we initially focused our search for a target in Argentina and/or Brazil on industries we believed would have favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders. The Proposed Business Combination with FoA, described below, is the result of an extensive search for a potential transaction utilizing our management’s relationships with management teams of public and private companies, investment professionals at private equity firms, family offices and other financial sponsors, owners of private businesses, investment bankers, consultants and attorneys.

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

As of December 31, 2020, we had approximately $850,000 outside of the trust account and a working capital deficit of approximately $836,000.

Our units began trading on April 4, 2019 on the New York Stock Exchange (the “NYSE”) under the symbol “RPLA.U.” Commencing on April 18, 2019, the ordinary shares and warrants comprising the units began separate trading on the NYSE under the symbols “RPLA” and “RPLA WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “RPLA.U.”

On August 15, 2019, we received a written notice (the “Notice”) from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that we were not then in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we were subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrated how we expected to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we were subject to quarterly monitoring for compliance with such plan. On November 5, 2020, we were notified by the staff of NYSE Regulation that we are a “company back in compliance” with Section 802.01B of the Manual. Our ordinary shares, warrants and units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, continue to be listed and traded on the NYSE and no longer bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Proposed Business Combination

On October 12, 2020, we entered into a Transaction Agreement (the “Transaction Agreement”) with Finance of America Equity Capital LLC, a Delaware limited liability company (“FoA”); Finance of America Companies Inc., a Delaware corporation and wholly owned subsidiary of our company (“New Pubco”); RPLY Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (the “Seller Representative”), pursuant to which we agreed to combine with FoA in a series of transactions (collectively, the “Proposed Business Combination”) that will result in New Pubco becoming a publicly-traded company on the NYSE and controlling FoA in an “UP-C” structure.

The Proposed Business Combination encompasses a series of transactions to effect an “UP-C” structure, pursuant to which, among other things: (i) we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a limited liability company formed under the laws of the State of Delaware (the “Domestication”), whereby (A) each of our ordinary shares outstanding immediately prior to the Domestication will be converted into a unit representing a limited liability company interest in our company (each, a “Replay LLC Unit”) and (B) we will be governed by a limited liability company agreement; (ii) the Sellers and Blocker GP will sell to us limited liability company interests in FoA (“FoA Units”) in exchange for cash; (iii) Replay Merger Sub will merge with and into our company (the “Replay Merger”), with our company surviving the Replay Merger as a direct wholly owned subsidiary of New Pubco and each Replay LLC Unit outstanding immediately prior to the effectiveness of the Replay Merger being converted into the right to receive one share of New Pubco’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”); (iv) Blocker will be converted from a Delaware limited partnership to a Delaware limited liability company; (v) Blocker Merger Sub will merge with and into Blocker (the “Blocker Merger”), with Blocker surviving the Blocker Merger as a direct wholly owned subsidiary of New Pubco and each limited liability company interest of Blocker (each, a “Blocker Share”) outstanding immediately prior to the effectiveness of the Blocker Merger being converted into the right to receive a combination of shares of Class A Common Stock and cash; (vi) Blocker GP will contribute its remaining FoA Units to New Pubco in exchange for shares of Class A Common Stock, after which New Pubco will contribute such FoA Units to Blocker; and (vii) New Pubco will issue to the Sellers shares of New Pubco’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), which will have no economic rights but will entitle each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of FoA Units held by such holder on all matters on which stockholders of New Pubco are entitled to vote generally.

As a result of the Proposed Business Combination, among other things: (A) New Pubco will indirectly hold (through our company and Blocker) FoA Units and will have the sole and exclusive right to appoint the board of managers of FoA; (B) the Sellers will hold (i) FoA Units that are exchangeable on a one-for-one basis for shares of Class A Common Stock and (ii) shares of Class B Common Stock; and (C) the holders of Blocker Shares outstanding immediately prior to the effectiveness of the Blocker Merger and Blocker GP will, directly or indirectly, hold shares of Class A Common Stock.

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

On November 4, 2020, the request for early termination of the waiting period under the HSR Act with respect to the Proposed Business Combination was granted by the Federal Trade Commission. On February 12, 2021, the SEC declared effective New Pubco’s registration statement on Form S-4 (File No. 333-249897), as amended, filed with the SEC in connection with the Proposed Business Combination (the “New Pubco Registration Statement”), which includes a proxy statement with respect to our extraordinary general meeting of shareholders (the “General Meeting”) to approve the Proposed Business Combination, among other matters, that constitutes a prospectus of New Pubco with respect to the securities to be issued in the Proposed Business Combination. On February 12, 2021, we filed our definitive proxy statement on Schedule 14A (the “Proxy Statement”) with the SEC, which was mailed on or about that date to our shareholders as of January 28, 2021, the record date for the General Meeting. The General Meeting has been scheduled for March 25, 2021.

Concurrently with the execution of the Transaction Agreement, (i) we entered into subscription agreements with various investors, including an affiliate of our sponsor, pursuant to which such investors agreed to purchase our ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger) (each such subscription agreement, a “Replay PIPE Agreement”), and (ii) New Pubco entered into subscription agreements with certain funds affiliated with The Blackstone Group Inc. and Brian L. Libman and certain entities controlled by him (collectively, the “Principal Stockholders”, and together with the investors party to the Replay PIPE Agreements, the “PIPE Investors”) pursuant to which the Principal Stockholders agreed to purchase shares of Class A Common Stock (together with our ordinary shares being purchased pursuant to the Replay PIPE Agreements, the “PIPE Shares”). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of our sponsor.

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

Management Expertise

Our management team is led by our founders, Edmond Safra, Gregorio Werthein and Gerardo Werthein. Our founders collectively have decades of experience investing in, managing and operating companies across a variety of industries. We believe that our management team has established a favorable reputation in the business community, built strong partnerships with first-tier international institutional investors and developed a vast network of corporate relationships. In addition to our management team’s direct involvement, we have recruited and will continue to recruit industry experts to evaluate potential investment opportunities. We believe that our management team’s extensive network will allow them to attract, select and retain high-performing members of management.

We have drawn and will continue to draw upon the extensive networks, relationships and investment personnel of our management team and our sponsor to identify, source, negotiate and execute an initial business combination, including the Proposed Business Combination. We believe that the reputations of the members of our management team will make us a preferred partner for potential initial business combination targets, such as FoA. Furthermore, we believe that these relationships give us access to key resources to understand macroeconomic trends, government policies and reforms, regulatory frameworks, investor expectations and market sentiment.

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

We have until April 8, 2021 to complete our initial business combination, unless we obtain the approval of our shareholders to amend our amended and restated memorandum and articles of association to extend the date by which we must complete our initial business combination. If we are unable to complete our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, wind up our affairs and subsequently dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by April 8, 2021 (or such later date as may be approved by our shareholders in accordance with our amended and restated memorandum and articles of association).

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

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the company with the SEC are available free of charge on our website and on the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this report. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

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

We were required to evaluate our internal control procedures for the fiscal year ended December 31, 2020 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act, and will remain such for up to five years. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. However, if our annual gross revenue is $1.07 billion or more, if our non-convertible debt issued within a three-year period exceeds $1 billion or the market value of our ordinary shares held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the Proposed Business Combination with FoA. If we succeed in effecting the Proposed Business Combination, we will face additional and different risks and uncertainties related to the business of FoA. Such material risks are set forth in the Proxy Statement filed with the SEC in connection with the General Meeting to approve the Proposed Business Combination, among other matters.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, we had approximately $850,000 outside of the trust account and a working capital deficit of approximately $836,000. Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination, including the Proposed Business Combination, may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 8, 2021, unless we obtain the approval of our shareholders to amend our amended and restated memorandum and articles of association to extend the date by which we must complete our initial business combination. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the prescribed time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by April 8, 2021, unless we obtain the approval of our shareholders to amend our amended and restated memorandum and articles of association to extend the date by which we must complete our initial business combination. We may not be able to complete the Proposed Business Combination or find another suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.  For example, the coronavirus (COVID-19) pandemic persists both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, wind up our affairs and subsequently dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described elsewhere in this report, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 8, 2021 (or such later date as may be approved by our shareholders in accordance with our amended and restated memorandum and articles of association) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination by April 8, 2021 (or such later date as may be approved by our shareholders in accordance with our amended and restated memorandum and articles of association), subject to applicable law and as further described elsewhere in this report. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

On August 15, 2019, we received the Notice from the staff of NYSE Regulation of the NYSE indicating that we were not then in compliance with Section 802.01B of the Manual, which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we were subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrated how we expected to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we were subject to quarterly monitoring for compliance with such plan. On November 5, 2020, we were notified by the staff of NYSE Regulation that we are a “company back in compliance” with Section 802.01B of the Manual. Our ordinary shares, warrants and units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, continue to be listed and traded on the NYSE and no longer bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

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

As of December 31, 2020, we had approximately $850,000 outside of the trust account and a working capital deficit of approximately $836,000. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

If we are unable to consummate our initial business combination by April 8, 2021, unless we obtain the approval of our shareholders to amend our amended and restated memorandum and articles of association to extend the date by which we must complete our initial business combination, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described elsewhere in this report. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (2016 Revision) of the Cayman Islands, or the Companies Law. In that case, investors may be forced to wait beyond April 8, 2021 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and then only in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Although we initially focused our search for a target in Argentina and/or Brazil on industries we believed would have favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders, including, but not limited to, the consumer, telecommunications and technology, energy, financial services and real estate sectors, we may complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder who chooses to remain a shareholder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 ordinary shares, par value $0.0001 per share, and 2,000,000 undesignated preferred shares, par value $0.0001 per share. As of March 25, 2021, there were 141,937,500 and 2,000,000 authorized but unissued ordinary shares and preferred shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants.

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

The founder shares are identical to the ordinary shares included in the units sold in our initial public offering except that: (1) the founder shares are subject to certain transfer restrictions; (2) our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by April 8, 2021 (or such later date as may be approved by our shareholders in accordance with our amended and restated memorandum and articles of association), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (3) the founder shares are entitled to registration rights. In addition, our officers and directors have entered into letter agreements similar to the one signed by our initial shareholders with respect to any public shares acquired by them, if any.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as April 8, 2021 nears, which is the deadline for the completion of our initial business combination, unless we obtain the approval of our shareholders to amend our amended and restated memorandum and articles of association to extend the date by which we must complete our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement of warrants into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 27% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment (a) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 8, 2021 (or such later date as may be approved by our shareholders in accordance with our amended and restated memorandum and articles of association) or (b) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The coronavirus (COVID-19) pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of infectious disease, such as the COVID-19 pandemic;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States;
•	energy shortages and tariffs resulting in unpredictable availability and costs;
•	economic stability; and
•	government appropriation of assets.

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

Risks Associated with the Proposed Business Combination

References in this section to “we,” “us,” “our” and “Replay” refer to Replay Acquisition Corp., references in this section to “New Pubco” refer to Finance of America Companies Inc., references in this section to “FoA” refer to Finance of America Equity Capital LLC and references in this section to the “combined company” and “post-combination company” refer to New Pubco and its subsidiaries, including FoA, following the consummation of the Proposed Business Combination. Stockholders should review closely the risk factors included in the Proxy Statement filed with the SEC in connection with the General Meeting to approve the Proposed Business Combination, among other matters.

Although New Pubco expects to file an application to list its securities on the NYSE, there can be no assurance that its securities will be so listed or, if listed, that New Pubco will be able to comply with the continued listing standards.

New Pubco expects to file a new listing application to list its Class A Common Stock on the NYSE upon consummation of the Proposed Business Combination in accordance with the requirements of the exchange. As part of the listing process, New Pubco will be required to provide evidence that it is able to meet the initial listing requirements. There can be no assurance that New Pubco will be able to meet the initial listing standards of the NYSE or any other exchange or, if its securities are listed, that New Pubco will be able to maintain such listing

In addition, if after listing, the NYSE delists New Pubco’s securities from trading on its exchange for failure to meet the continued listing standards, New Pubco and its securityholders could face significant material adverse consequences including:

•	a limited availability of market quotations for its securities;

•	a determination that its common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

There has been no prior public market for New Pubco’s Class A Common Stock and a market may never develop, which would adversely affect the liquidity and price of the Class A Common Stock.

The New Pubco Class A Common Stock is a new issue of securities for which there is no established public market. New Pubco intends to apply to list the Class A Common Stock on the NYSE. However, an active public market for the Class A Common Stock may not develop or be sustained after the consummation of the Proposed Business Combination, which could affect the ability to sell, or depress the market price of, the Class A Common Stock. We cannot predict the extent to which a trading market will develop or how liquid that market might become.

In addition, the price of New Pubco securities after the Proposed Business Combination can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We are not required to obtain, and have not obtained, an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the terms of the Proposed Business Combination are fair to our company from a financial point of view.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. Our board of directors did not obtain a third-party valuation or fairness opinion in connection with their determination to approve the Proposed Business Combination. In analyzing the Proposed Business Combination, our board of directors and management team conducted due diligence on FoA and researched the industry in which FoA operates and concluded that the Proposed Business Combination was in the best interest of our shareholders. Accordingly, our shareholders will be relying solely on the judgment of our board of directors in determining the value of the Proposed Business Combination, and our board of directors may not have properly valued such business. The lack of third-party valuation or a fairness opinion may also lead an increased number of shareholders to vote against the Proposed Business Combination or demand redemption of their shares, which could potentially impact our ability to consummate the Proposed Business Combination.

Even if we consummate the Proposed Business Combination, there is no guarantee that the public warrants will ever be in the money, and they may expire worthless and the terms of our warrants may be amended.

The exercise price for our warrants is $11.50 per share. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

Our ability to successfully effect the Proposed Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, including the key personnel of FoA, whom we expect to stay with the post-combination company following the Proposed Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business and its financial condition could suffer as a result.

Our ability to successfully effect our Proposed Business Combination is dependent upon the efforts of our key personnel, including the key personnel of FoA. Although certain of our key personnel may remain with the post-combination company in senior management or advisory positions following our Proposed Business Combination, it is possible that we will lose certain key personnel, the loss of whom could negatively impact the operations and profitability of our post-combination business. We anticipate that some or all of the FoA management will remain in place.

FoA’s success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of FoA’s officers could have a material adverse effect on FoAs business, financial condition, or operating results. FoA does not maintain key-man life insurance on any of its officers. The services of such personnel may not continue to be available to FoA.

Our company and FoA will be subject to business uncertainties and contractual restrictions while the Proposed Business Combination is pending.

Uncertainty about the effect of the Proposed Business Combination on employees and third parties may have an adverse effect on our company and FoA. These uncertainties may impair our or FoA’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the Proposed Business Combination, our or FoA’s business could be harmed.

We may waive one or more of the conditions to the Proposed Business Combination.

We may agree to waive, in whole or in part, one or more of the conditions to our obligations to complete the Proposed Business Combination, to the extent permitted by our amended and restated memorandum and articles of association and applicable laws. For example, it is a condition to our obligations to close the Proposed Business Combination that there be no breach of FoA’s representations and warranties as of the closing date of the Proposed Business Combination. However, if our board of directors determines that any such breach is not material to the business of FoA, then our board of directors may elect to waive that condition and close the Proposed Business Combination. We are not able to waive the condition that our shareholders approve the Proposed Business Combination.

The exercise of our directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Proposed Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Proposed Business Combination or waivers of conditions are appropriate and in our shareholders’ best interest.

In the period leading up to the closing date of the Proposed Business Combination, events may occur that, pursuant to the Transaction Agreement, would require us to amend the Transaction Agreement, to consent to certain actions taken by the other parties to the Transaction Agreement or to waive rights to which our company is entitled under the Transaction Agreement. Such events could arise because of changes in the course of FoA’s business, a request by a party to undertake actions that would otherwise be prohibited by the terms of the Transaction Agreement or the occurrence of other events that would have a material adverse effect on FoA’s business and would entitle us to terminate the Transaction Agreement. In any of such circumstances, it would be at our discretion, acting through our board of directors, to grant our consent or waive our rights. The existence of the financial and personal interests of our directors described elsewhere in this report may result in a conflict of interest on the part of one or more of the directors between what she/he may believe is best for our company and our shareholders and what she/he may believe is best for herself/himself or her/his affiliates in determining whether or not to take the requested action. As of the date of this report, we do not believe there will be any changes or waivers that our directors and officers would be likely to make after shareholder approval of the Proposed Business Combination has been obtained. While certain changes could be made without further shareholder approval, if there is a change to the terms of the transaction that would have a material impact on the shareholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our shareholders.

We will incur significant transaction and transition costs in connection with the Proposed Business Combination.

We have incurred and expect to continue incurring significant costs in connection with consummating the Proposed Business Combination and operating as a public company following the consummation of the Proposed Business Combination. We may incur additional costs to retain key employees. Except as otherwise specified in the Transaction Agreement, we and FoA shall each bear our own costs and expenses incurred in connection with the Transaction Agreement and the Proposed Business Combination, including all legal, accounting, consulting, investment banking and other fees, expenses and costs; provided, however, that we and FoA shall each pay one-half of all fees and expenses in connection with any filing pursuant to the HSR Act and other competition laws.

Subsequent to our completion of our Proposed Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on FoA, we cannot assure you that this diligence has uncovered all material issues that may be present in FoA’s business, that it would be possible to uncover all material issues through a customary due diligence process, or that factors outside of FoA’s business and outside of our and FoA’s control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Additionally, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the post-combination company or its securities. Accordingly, any of our shareholders who choose to remain shareholders following our Proposed Business Combination could suffer a reduction in the value of their shares.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; and

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

If the Proposed Business Combination’s benefits do not meet the expectations of investors, shareholders or financial analysts, the market price of New Pubco securities may decline.

If the benefits of the Proposed Business Combination do not meet the expectations of investors or securities analysts, the market price of New Pubco securities may decline. The market value of New Pubco securities at the time of the Proposed Business Combination may vary significantly from the prices of Replay’s securities on the date the Transaction Agreement was executed, the date of this report, or the date on which our shareholders vote on the Proposed Business Combination.

In addition, following the Proposed Business Combination, fluctuations in the price of New Pubco securities could contribute to the loss of all or part of your investment. Immediately prior to the Proposed Business Combination, there has not been a public market for New Pubco’s stock and trading in New Pubco’s securities has not been active. Accordingly, the valuation ascribed to New Pubco’s Class A Common Stock in the Proposed Business Combination may not be indicative of the price that will prevail in the trading market following the Proposed Business Combination. If an active market for New Pubco’s securities develops and continues, the trading price of New Pubco securities following the Proposed Business Combination could be volatile and subject to wide fluctuations in response to various factors, certain of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and New Pubco securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of New Pubco’s securities following the Proposed Business Combination may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	the public’s reaction to our or New Pubco’s press releases, our other public announcements and our or New Pubco’s filings with the SEC;

•	speculation in the press or investment community;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to the post-combination company;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the post-combination company;

•	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of New Pubco Class A Common Stock available for public sale;

•	any major change in the New Pubco board of directors or management;

•	sales of substantial amounts of New Pubco Class A Common Stock by our directors, officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the post-combination company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Future sales of New Pubco Class A Common Stock may cause the market price of its securities to drop significantly, even if its business is performing well.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares in connection with (a) the consummation of the Proposed Business Combination or (b) the liquidation of our trust account if we fail to complete the Proposed Business Combination (or another business combination) by April 8, 2021 (or such later date as may be approved by our shareholders in accordance with our amended and restated memorandum and articles of association).

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

Furthermore, the Sponsor Agreement provides for (i) a one-year post-closing lock-up period applicable to the transfer of an initial shareholder’s New Pubco securities, other than any securities of Replay issued in Replay’s initial public offering or purchased on the open market, pursuant to the Replay PIPE Agreements or acquired through the exchange of all of the private placement warrants owned by our sponsor for ordinary shares (collectively, the “Excluded Securities”), and (ii) a 180-day post-closing lock-up period applicable to the transfer of an initial shareholder’s Excluded Securities, other than any Excluded Securities purchased in connection with the Replay PIPE Agreements or on the open market after the date of the Sponsor Agreement, except, in each case, to certain customary permitted transferees.

In addition, the Principal Stockholders will be entitled to registration rights, subject to certain limitations, with respect to New Pubco shares they receive in the Proposed Business Combination pursuant to the Registration Rights Agreement to be entered into in connection with the consummation of the Proposed Business Combination. In addition, these stockholders will have certain demand and “piggyback” registration rights following the consummation of the Proposed Business Combination. New Pubco will bear certain expenses incurred in connection with the exercise of such rights. The presence of these additional securities trading in the public market may have an adverse effect on the market price of New Pubco Class A Common Stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of our securities in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. Our initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until one year after the completion of the Proposed Business Combination. Notwithstanding the foregoing, (1) if the reported last sale price of ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Proposed Business Combination, or (2) if we consummate a liquidation, merger, share exchange, reorganization or other similar transaction after the Proposed Business Combination which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, then such securities will be released from these restrictions.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, certain of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	labor availability and costs for hourly and management personnel;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to products we serve;

•	changes in consumer preferences and competitive conditions; and

•	regulatory compliance.

If, following the Proposed Business Combination, securities or industry analysts do not publish or cease publishing research or reports about the post-combination company, its business, or its market, or if they change their recommendations regarding New Pubco’s Class A Common Stock adversely, then the price and trading volume of New Pubco’s Class A Common Stock could decline.

The trading market for New Pubco’s Class A Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on Replay or the post-combination company. If no securities or industry analysts commence coverage of the post-combination company, New Pubco’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the post-combination company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of Class A Common Stock would likely decline. If any analyst who may cover the post-combination company were to cease coverage of the post-combination company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause New Pubco’s stock price or trading volume to decline.

Each of our warrants will be converted into and become the right to receive a New Pubco warrant exercisable for one share of New Pubco’s Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to New Pubco’s stockholders.

We issued public warrants as part of our initial public offering and warrants to purchase 7,750,000 of our ordinary shares as part of the private placement. Each warrant is exercisable for one ordinary share at $11.50 per share. In addition, prior to consummating an initial business combination, nothing prevents us from issuing additional securities in a private placement so long as they do not participate in any manner in the trust account or vote as a class with our ordinary shares on a business combination. In connection with the Proposed Business Combination, our warrants will be converted into and become New Pubco warrants. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of Class A Common Stock.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption; provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption rights provided that there is an effective registration statement covering the issuance of the shares of Class A Common Stock issuable upon exercise of the New Pubco warrants, a current prospectus relating thereto, and we have provided notice to the holder not less than 30 days prior to the redemption date. Redemption of the outstanding warrants could force the warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private warrants will be redeemable by us so long as they are held by our founders or their permitted transferees.

New Pubco will be a holding company with no business operations of its own and will depend on cash flow from FoA to meet its obligations.

Following the Proposed Business Combination, New Pubco will be a holding company with no business operations of its own or material assets other than the stock of its subsidiaries. All of its operations will be conducted by its subsidiary, FoA, and its subsidiaries. As a holding company, New Pubco will require dividends and other payments from its subsidiaries to meet cash requirements. The terms of any credit facility may restrict New Pubco’s subsidiaries from paying dividends and otherwise transferring cash or other assets to it. If there is an insolvency, liquidation or other reorganization of any of New Pubco’s subsidiaries, New Pubco’s stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before New Pubco, as an equityholder, would be entitled to receive any distribution from that sale or disposal. If FoA is unable to pay dividends or make other payments to New Pubco when needed, New Pubco will be unable to satisfy its obligations.

Anti-takeover provisions contained in New Pubco’s proposed amended and restated certificate of incorporation and proposed bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The proposed amended and restated certificate of incorporation of New Pubco, or the Proposed Charter, contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Among other things, these provisions:

•	provide that subject to the rights of the holders of any preferred stock and the rights granted pursuant to the Stockholders Agreement, vacancies and newly created directorships may be filled only by the remaining directors at any time the Principal Stockholders beneficially own less than 30% of the total voting power of all then outstanding shares of New Pubco’s capital stock entitled to vote generally in the election of directors;

•	would allow New Pubco to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent from and after the date on which the Principal Stockholders beneficially own at least 30% of the total voting power of all then outstanding shares of New Pubco’s capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;

•	provide for certain limitations on convening special stockholder meetings; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, New Pubco will also be subject to provisions of Delaware law, which may impede or discourage a takeover attempt that New Pubco’s stockholders may find beneficial. These antitakeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of New Pubco, including actions that New Pubco’s stockholders may deem advantageous, or negatively affect the trading price of the Class A Common Stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause New Pubco to take other corporate actions they desire.

The Proposed Charter will designate the Court of Chancery of the State of Delaware or the federal district courts of the United States of America, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by New Pubco’s stockholders, which could limit New Pubco’s stockholders’ ability to obtain a favorable judicial forum for disputes with New Pubco or New Pubco’s directors, officers or other employees.

The Proposed Charter will provide that, unless New Pubco consents to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed by any current or former director, officer, stockholder or employee of New Pubco to New Pubco or its stockholders; (iii) any action asserting a claim against New Pubco arising under the DGCL, the Proposed Organizational Documents or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim against New Pubco that is governed by the internal affairs doctrine.

The Proposed Charter further will provide that, unless New Pubco consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including the Securities Act and the Exchange Act and, in each case, the applicable rules and regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of New Pubco’s capital stock shall be deemed to have notice of and to have consented to the forum provision in the Proposed Charter. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with New Pubco or New Pubco’s directors, officers, other stockholders or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Proposed Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, New Pubco may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect New Pubco’s business, financial condition and results of operations and result in a diversion of the time and resources of New Pubco’s management and board of directors.

There is no guarantee that a shareholder’s decision whether to redeem its shares for a pro rata portion of the trust account will put the shareholder in a better future economic position.

We can give no assurance as to the price at which a shareholder may be able to sell its public shares in the future following the completion of the Proposed Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the Proposed Business Combination, may cause an increase in our share price, and may result in a lower value realized now than a shareholder might realize in the future had the shareholder not redeemed its shares. Similarly, if a shareholder does not redeem its shares, the shareholder will bear the risk of ownership of the public shares after the consummation of any initial business combination, and there can be no assurance that a shareholder can sell its shares in the future for a greater amount than the redemption price. A shareholder should consult the shareholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Proposed Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

If, despite our compliance with the proxy rules, a shareholder fails to receive our proxy materials, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy materials that we are furnishing to holders of our public shares in connection with our Proposed Business Combination describe the various procedures that must be complied with in order to validly redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

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

Holders of Record

On March 25, 2021, there was one holder of record of our units, five holders of record of our ordinary shares and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Use of Proceeds from our Initial Public Offering

On April 8, 2019, we consummated our initial public offering of 28,750,000 units, including the issuance of 3,750,000 units as a result of the underwriters’ full exercise of their over-allotment option, with each unit consisting of one ordinary share, par value $0.0001 per share, and one-half of one warrant, each whole warrant exercisable to purchase one ordinary share at an exercise price of $11.50. Each whole warrant will become exercisable 30 days after the completion of our initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. An aggregate of 2,500,000 units were purchased by certain affiliates of our sponsor in our initial public offering for gross proceeds of $25,000,000.

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

Item 6. [Reserved]

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

If we are unable to complete an initial business combination by April 8, 2021, unless we obtain the approval of our shareholders to amend our amended and restated memorandum and articles of association to extend the date by which we must complete our initial business combination, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, wind up our affairs and subsequently dissolve , subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On August 15, 2019, we received the Notice from the staff of NYSE Regulation of the NYSE indicating that we were not then in compliance with Section 802.01B of the Manual, which requires us to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, we were subject to the procedures set forth in Sections 801 and 802 of the Manual. We submitted a business plan that demonstrated how we expected to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. On October 24, 2019, we were notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept our business plan, and we were subject to quarterly monitoring for compliance with such plan. On November 5, 2020, we were notified by the staff of NYSE Regulation that we are a “company back in compliance’ with Section 802.01B of the Manual. Our ordinary shares, warrants and units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, continue to be listed and traded on the NYSE and no longer bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

Proposed Business Combination

On October 12, 2020, we entered into the “Transaction Agreement” with FoA, New Pubco, Replay Merger Sub, Blocker Merger Sub, Blocker, Blocker GP, the Sellers and the Seller Representative, pursuant to which we agreed to combine with FoA in the Proposed Business Combination that will result in New Pubco becoming a publicly-traded company on the NYSE and controlling FoA in an “UP-C” structure.

The Proposed Business Combination encompasses a series of transactions to effect an “UP-C” structure, pursuant to which, among other things: (i) we will change our jurisdiction of incorporation from the Cayman Islands to the State of Delaware pursuant to the Domestication, whereby (A) each of our ordinary shares outstanding immediately prior to the Domestication will be converted into a Replay LLC Unit and (B) we will be governed by a limited liability company agreement; (ii) the Sellers and Blocker GP will sell to us FoA Units in exchange for cash; (iii) Replay Merger Sub will merge with and into our company, with our company surviving the Replay Merger as a direct wholly owned subsidiary of New Pubco and each Replay LLC Unit outstanding immediately prior to the effectiveness of the Replay Merger being converted into the right to receive one share of Class A Common Stock; (iv) Blocker will be converted from a Delaware limited partnership to a Delaware limited liability company; (v) Blocker Merger Sub will merge with and into Blocker, with Blocker surviving the Blocker Merger as a direct wholly owned subsidiary of New Pubco and each Blocker Share outstanding immediately prior to the effectiveness of the Blocker Merger being converted into the right to receive a combination of shares of Class A Common Stock and cash; (vi) Blocker GP will contribute its remaining FoA Units to New Pubco in exchange for shares of Class A Common Stock, after which New Pubco will contribute such FoA Units to Blocker; and (vii) New Pubco will issue to the Sellers shares of Class B Common Stock, which will have no economic rights but will entitle each holder of at least one such share (regardless of the number of shares so held) to a number of votes that is equal to the aggregate number of FoA Units held by such holder on all matters on which stockholders of New Pubco are entitled to vote generally.

As a result of the Proposed Business Combination, among other things: (A) New Pubco will indirectly hold (through our company and Blocker) FoA Units and will have the sole and exclusive right to appoint the board of managers of FoA; (B) the Sellers will hold (i) FoA Units that are exchangeable on a one-for-one basis for shares of Class A Common Stock and (ii) shares of Class B Common Stock; and (C) the holders of Blocker Shares outstanding immediately prior to the effectiveness of the Blocker Merger and Blocker GP will, directly or indirectly, hold shares of Class A Common Stock.

The consummation of the Proposed Business Combination is subject to a number of conditions set forth in the Transaction Agreement including, among others, receipt of the requisite approval of our shareholders, satisfaction of the minimum cash requirements provided in the Transaction Agreement, the termination or expiration of all required waiting periods under the HSR Act, and the execution of the various related transaction agreements.

On November 4, 2020, the request for early termination of the waiting period under the HSR Act with respect to the Proposed Business Combination was granted by the Federal Trade Commission. On February 12, 2021, the SEC declared effective the New Pubco Registration Statement, which includes a proxy statement with respect to the General Meeting to approve the Proposed Business Combination, among other matters, that constitutes a prospectus of New Pubco with respect to the securities to be issued in the Proposed Business Combination. On February 12, 2021, we filed the Proxy Statement with the SEC, which was mailed on or about that date to our shareholders as of January 28, 2021, the record date for the General Meeting. The General Meeting has been scheduled for March 25, 2021.

Concurrently with the execution of the Transaction Agreement, (i) we entered into Replay PIPE Agreements with various investors, including an affiliate of our sponsor, pursuant to which such investors agreed to purchase our ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger), and (ii) New Pubco entered into subscription agreements with the Principal Stockholders, pursuant to which the Principal Stockholders agreed to purchase shares of Class A Common Stock. In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of our sponsor.

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

Results of Operations

Our entire activity since November 6, 2018 (inception) through December 31, 2020 was in preparation for our initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of investment income on investments held in the trust account after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2020, we had net loss of approximately $1.1 million, which consisted of approximately $2.4 million in general and administrative expenses, offset by approximately $1.3 in gain on marketable securities, dividends and interest held in the trust account.

For the year ended December 31, 2019, we had net income of approximately $4.2 million, which consisted of approximately $327,000 in general and administrative expenses offset by approximately, $4.6 million in gain on marketable securities, dividends and interest held in the trust account.

Liquidity and Going Concern

As of December 31, 2020, we had approximately $850,000 outside of the trust account and a working capital deficit of approximately $836,000.

Through December 31, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor, $250,000 in loans from our sponsor under an unsecured promissory note and approximately $2,000 in advances from a related party. Subsequent to the consummation of our initial public offering, we received the net proceeds from the consummation of the private placement not held in the trust account of $2.0 million. We fully repaid the note and the advances to our sponsor and the related party in May 2019.

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

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. To date, we had no borrowings under the working capital loans.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 8, 2021.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the consolidated balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Simultaneously with the closing of our initial public offering on April 8, 2019, we sold 7,750,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $7.75 million. Each private placement warrant is exercisable for one ordinary share at a price of $11.50 per share. A portion of the net proceeds from the private placement was added to the proceeds from our initial public offering held in the trust account. If we do not complete our initial business combination by April 8, 2021, (or such later date as may be approved by our shareholders in accordance with our amended and restated memorandum and articles of association), the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees.

Our sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of our initial business combination.

Sponsor Agreement

Contemporaneously with the execution of the Transaction Agreement, the initial shareholders entered into an amendment and restatement of the existing Sponsor Agreement (as amended and restated, the “Sponsor Agreement”) with New Pubco, FoA and us, pursuant to which, among other things, (i) immediately prior to the Domestication, all of the private placement warrants owned by our sponsor will be exchanged for ordinary shares and (ii) excluding the founder shares held by our independent directors (unless transferred to any other initial shareholder or permitted transferee thereof), 40% of the founder shares held by our sponsor will be vested and wholly owned by our sponsor as of the closing of the Proposed Business Combination and 60% of the founder shares held by our sponsor will be subject to vesting and forfeiture in accordance with certain terms and conditions.

Pursuant to the Sponsor Agreement, the initial shareholders have agreed to (i) vote or cause to be voted at the general meeting all of their founder shares and all other equity securities that they hold in our company in favor of each proposal in connection with the Proposed Business Combination and the Transaction Agreement and any other matters reasonably necessary for consummation of the Proposed Business Combination, (ii) use reasonable best efforts to cause to be done all reasonably necessary, proper or advisable actions to consummate the Proposed Business Combination, (iii) waive all redemption rights and certain other rights in connection with the Proposed Business Combination and (iv) be bound by the same exclusivity obligations that bind the purchaser-side parties in the Transaction Agreement.

PIPE Agreements

Concurrently with the execution of the Transaction Agreement, we entered into the Replay PIPE Agreements with various investors, including an affiliate of our sponsor, pursuant to which such investors agreed to purchase ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of our sponsor.

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2020, we had no borrowings under the working capital loans.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

Our company’s portfolio of investments held in the trust account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in trust account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 27,829,229 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheet. At December 31, 2019, 27,942,373 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheet.

Net Income (loss) Per Ordinary Share

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

Our statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the year ended December 31, 2020, basic and diluted for public share, were calculated by dividing the gain on marketable securities, dividends and interest held in trust account of approximately $1.3 million, by the weighted average number of 28,750,000 public shares outstanding for the period ending December 31, 2020. Net loss per share for the year ended December 31, 2020, basic and diluted for founder shares were calculated by dividing the net loss (approximately $1.1 million, less income attributable to public shares in the amount of $1.3 million, resulting in a loss of approximately $2.4 million), by the weighted average number of 7,187,500 founder shares outstanding for the periods. Net income per share for the year ended December 31, 2019, basic and diluted for public share, were calculated by dividing the gain on marketable securities, dividends and interest held in trust account of approximately $4.6 million, by the weighted average number of 28,750,000 public shares outstanding for the period ending December 31, 2019. Net loss per share for the year ended December 31, 2019, basic and diluted for founder shares were calculated by dividing the net income of approximately $4.2 million, less income attributable to public shares in the amount of $4.6 million, resulting in a net loss of approximately $0.3 million, by the weighted average number of 7,187,500 founder shares outstanding for the period.

At December 31, 2020 and December 31, 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto begin on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management evaluated, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Edmond Safra	44	Founder and Co-Chief Executive Officer
Gregorio Werthein	37	Founder and Co-Chief Executive Officer
Gerardo Werthein	65	Founder and Advisory Board Member
Brendan Driscoll	47	Chief Financial Officer
Leonardo Madcur	51	Director
Ezra Cohen	34	Director
Daniel Marx	67	Independent Director
Mariano Bosch	51	Independent Director
Russell Colaco	48	Independent Director

Edmond Safra, who has served as our Co-Chief Executive Officer since December 2018, founded and has served since 2007 as the President of EMS Capital LP, a New York-based investment manager with approximately $2.2 billion in assets under management as of December 31, 2020. Mr. Safra has also served, since 1999, as Vice President and director of M. Safra & Co., Inc., a multi-asset class investment management company that serves as the family office of the late Moise Y. Safra. He has extensive experience investing across various strategies, asset classes, sectors and geographies. He has been an active investor in the public and private markets for the past two decades. Mr. Safra graduated from Harvard University with an A.B. in History in 1998.

Gregorio Werthein, who has served as our Co-Chief Executive Officer since December 2018, currently serves as the Alternate Director of La Estrella S.A. Seguros de Retiro. He previously served as a board member and an executive committee member of Transportadora de Gas del Sur SA (NYSE: TGS) (2016 to 2020), an Executive Managing Director of the Werthein group of companies (2012 to 2019), and also as a board member of GNNW S.A., Experta ART and Cachay S.A. Mr. Gregorio Werthein received an undergraduate degree in Economics from the University of Buenos Aires in 2008, an MBA from Columbia Business School in 2011 and participated in the Program for Leadership Development at Harvard Business School in 2017.

Gerardo Werthein, our Advisory Board Member, has been a principal and shareholder of the Werthein group of companies since 1990. Over the last three decades, Mr. Gerardo Werthein has played an instrumental role in the Werthein group of companies, executing more than fifty M&A and corporate finance transactions in Argentina. Mr. Gerardo Werthein has held a variety of leadership positions, including Vice Chairman of the board of directors of Telecom Argentina from 2003 to 2017, where he negotiated and completed a $3.3 billion debt refinancing, one of the largest private debt restructurings in Argentina’s history. Mr. Gerardo Werthein also acted as the CEO of Holding Caja de Ahorro y Seguro from 1994 to 2009. Over his tenure as CEO, the company increased its participation in the market to become the largest insurance group in Argentina. Mr. Gerardo Werthein received a Doctor of Veterinary Medicine degree from the University of Buenos Aires in 1980.

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

Leonardo Madcur, who has served as one of our directors since December 2018, has over two decades of experience in Argentina’s private and public sectors. He has helped execute over $2.0 billion of M&A and corporate finance transactions and co-led Argentina’s $100 billion sovereign debt restructuring in 2005. Mr. Madcur currently serves on the board of directors of La Estrella S.A. Seguros de Retiro. From September 2017 to February 2020, he served on the board of directors of Centaurus Energy Inc. (f/k/a Madalena Energy Inc.). Previously, Mr. Madcur also served as Director of Corporate Development at the Werthein group of companies (2012 to 2019), and held senior leadership roles at Uno Medios/Grupo America, Integra Investment and Corporación América. In the public sector, Mr. Madcur served as the Secretary of Technical Coordination in Argentina’s Ministry of Economy, as the Regulator of Competition and Consumers and was a Former Member of the Board of the Central Bank of Argentina. Mr. Madcur received an undergraduate degree in Law from Belgrano University in 1992 and an MBA from IAE - Austral University in 1997.

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

Mariano Bosch, who has served as one of our independent directors since April 2019, co-founded and has served since 2002 as Chief Executive Officer of Adecoagro (NYSE: AGRO), a leading agricultural company based in South America, with presence in Argentina, Brazil and Uruguay. From 1995 to 2002, Mr. Bosch served as the founder and Chief Executive Officer of BLS Agribusiness, an agricultural consulting, technical management and administration company. Mr. Bosch currently serves on the board of directors of Adecoagro. He has over 20 years of experience in agribusiness development and agricultural production. He actively participates in organizations focused on promoting the use of best practices in the agribusiness sector. Mr. Bosch is also involved in organizations focused on business leadership like YPO, AEA and IDEA. He was awarded by Konex and Endeavor in the categories “Agribusiness Entrepreneurs” and “Businessman of the Year” in 2018 and 2019, respectively. Mr. Bosch received an undergraduate degree in Agricultural Engineering from the University of Buenos Aires in 1993.

Russell Colaco, who has served as one of our independent directors since April 2019, has served as Head of Corporate Development for Campbell Soup Company since July 2020 as well as the Managing Partner of Aleutian Advisors, a consulting firm, since September 2017. From June 2016 to July 2017, Mr. Colaco served as the Chief Financial Officer of JBS Foods International, a global food company, and from November 2015 to May 2016, he served as the Head of Corporate Development. From May 2006 to September 2015, Mr. Colaco was a Managing Director in the investment banking division at Morgan Stanley. In that position, he advised leading global consumer and retail companies on strategic and corporate finance matters. Mr. Colaco received a Bachelor of Business Administration from Wilfrid Laurier University in 1995 and an MBA from the University of Chicago Booth School of Business in 2004.

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

Audit Committee

Our audit committee consists of Messrs. Colaco (chairman), Marx and Bosch, each of whom is an independent director under the rules of the NYSE. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Colaco qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on April 4, 2019 through the earlier of consummation of our initial business combination and our liquidation, we are obligated to pay two of our independent directors, Messrs. Marx and Colaco, an annual fee of $25,000, each. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates. No compensation will be paid to our executive officers and directors pursuant to the Proposed Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2021, by:

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

We have based our calculation of the percentage of beneficial ownership on 35,937,500 ordinary shares outstanding on March 25, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Replay Sponsor, LLC(2)	7,097,500	19.7%
Edmond Safra(2)(3)	9,447,500	26.3%
Gregorio Werthein(2)	7,247,500	20.2%
Brendan Driscoll	—	—
Leonardo Madcur	—	—
Ezra Cohen	—	—
Daniel Marx	25,000	*
Mariano Bosch	40,000	*
Russell Colaco	25,000	*
All directors and executive officers as a group (8 individuals)	9,687,500	27.0%
EMS Opportunity Ltd.(3)	2,350,000	6.5%
D1 Capital Partners L.P.(4)	2,500,000	7.0%
Glazer Capital, LLC(5)	3,551,243	9.9%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities listed above is 767 Fifth Avenue, 46th Floor, New York, New York 10153.

(2)	Includes 7,097,500 ordinary shares held by our sponsor. Messrs. Edmond Safra and Gregorio Werthein are managers of our sponsor. Accordingly, all of the shares held by our sponsor may be deemed to be beneficially held by Messrs. Edmond Safra and Gregorio Werthein. Each of Messrs. Edmond Safra and Gregorio Werthein disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(3)	Includes 2,350,000 ordinary shares held directly by EMS Opportunity Ltd. and indirectly by Mr. Safra as the sole shareholder of EMS Capital Holding Inc., which is the general partner of EMS Capital LP, the investment manager of EMS Opportunity Ltd. Mr. Safra disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	According to a Schedule 13G/A filed with the SEC on February 16, 2021, on behalf of D1 Capital Partners L.P. (the “Investment Manager”) and Daniel Sundheim. The Investment Manager is a registered investment adviser and serves as the investment manager of private investment vehicles and accounts, including D1 Capital Partners Master LP, and Mr. Sundheim indirectly controls the Investment Manager. The business address of this shareholder is 9 West 57th Street, 36th Floor, New York, New York 10019.

(5)	According to a Form 4 with the SEC on January 13, 2021, on behalf of Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer. The reported ordinary shares shown above are held by certain funds and accounts to which Glazer Capital serves as investment manager. Mr. Glazer serves as the Managing Member of Glazer Capital. Each of Glazer Capital and Mr. Glazer disclaims beneficial ownership of such securities except to the extent of their pecuniary interest therein. The business address of this shareholder is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

We are obligated to pay two of our independent directors, Messrs. Marx and Colaco, an annual fee of $25,000 each. Our sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Concurrently with the execution of the Transaction Agreement, we entered into the Replay PIPE Agreements with various investors, including an affiliate of our sponsor, pursuant to which such investors agreed to purchase ordinary shares (which ordinary shares will be converted into Replay LLC Units pursuant to the Domestication and then will be converted into the right to receive shares of Class A Common Stock pursuant to the Replay Merger). In the aggregate, the PIPE Investors have committed to purchase $250.0 million of PIPE Shares, at a purchase price of $10.00 per PIPE Share, including $10.0 million of PIPE Shares to be purchased by an affiliate of our sponsor.

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

Our audit committee, pursuant to our Audit Committee Charter and our Related Party Transactions Policy, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Messrs. Marx, Bosch and Colaco is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. During the years ended December 31, 2020 and 2019, fees for our independent registered public accounting firm were $100,330 and $62,000, respectively, for the services Withum performed in connection with our initial public offering, reviews of our quarterly financial statements and the audits of our December 31, 2020 and 2019 consolidated financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the years ended December 31, 2020 and 2019.

Tax Fees. We did not pay Withum for tax planning and tax advice for the years ended December 31, 2020 and 2019.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2020 and 2019.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)    Financial Statements

(2)    Financial Statement Schedules

None.

(3)    Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated April 3, 2019, among the Registrant, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
2.1(2)	Transaction Agreement, dated as of October 12, 2020, among the Registrant; Finance of America Companies Inc.; RPLY Merger Sub LLC; RPLY BLKR Merger Sub LLC; Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P.; Blackstone Tactical Opportunities Associates – NQ L.L.C.; Finance of America Equity Capital LLC; BTO Urban Holdings L.L.C.; Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P.; Libman Family Holdings LLC; The Mortgage Opportunity Group LLC; L and TF, LLC; UFG Management Holdings LLC; Joe Cayre; and BTO Urban Holdings L.L.C. and Libman Family Holdings LLC, solely in their joint capacity as the Seller Representative.
3.1(1)	Amended and Restated Memorandum and Articles of Association.
4.1(3)	Specimen Unit Certificate.
4.2(3)	Specimen Ordinary Share Certificate.
4.3(3)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated April 3, 2019, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(3)	Promissory Note, dated December 1, 2018, issued to Replay Sponsor, LLC (f/k/a Replay Sponsor Corp.).
10.2(3)	Securities Purchase Agreement, dated December 17, 2018, between the Registrant and Replay Sponsor, LLC (f/k/a Replay Sponsor Corp.).
10.3(1)	Letter Agreement, dated April 3, 2019, among the Registrant, Replay Sponsor, LLC and the officers and directors of the Registrant.
10.4(1)	Investment Management Trust Agreement, dated April 3, 2019, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated April 3, 2019, among the Registrant, Replay Sponsor, LLC and certain security holders.
10.6(1)	Sponsor Warrants Purchase Agreement, dated April 3, 2019, between the Registrant and Replay Sponsor, LLC.
10.7(2)	Sponsor Agreement, dated as of October 12, 2020, among the Registrant, Finance of America Companies Inc., Replay Sponsor, LLC, Finance of America Equity Capital LLC and certain other parties thereto.
10.8(2)	Form of Subscription Agreement.
14.1(3)	Code of Ethics.
21.1*	List of Subsidiaries of the Registrant.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Co-Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Co-Chief Executive Officers and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1(3)	Audit Committee Charter.
99.2(3)	Compensation Committee Charter.
99.3(3)	Nominating and Corporate Governance Committee Charter.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38859), filed with the Securities and Exchange Commission on April 9, 2019.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-38859), filed with the Securities and Exchange Commission on October 16, 2020.

(3)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-230347), filed with the SEC on March 15, 2019.

REPLAY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Replay Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Replay Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 8, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 24, 2021

REPLAY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets:
Current assets:
Cash	$849,909	$1,589,795
Prepaid expenses	10,833	62,738
Total current assets	860,742	1,652,533
Investments held in Trust Account	293,315,407	292,054,158
Total Assets	$294,176,149	$293,706,691

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$916,939	$86,595
Accrued expenses	779,411	8,860
Total current liabilities	1,696,350	95,455
Deferred underwriting commissions	9,187,500	9,187,500
Total liabilities	10,883,850	9,282,955

Commitments and contingencies
Ordinary shares, $0.0001 par value; 27,829,229 and 27,942,373 shares subject to possible redemption at $10.00 per share at December 31, 2020 and December 31, 2019, respectively	278,292,290	279,423,730

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 8,108,271 and 7,995,127 shares issued and outstanding (excluding 27,829,229 and 27,942,373 shares subject to possible redemption) at December 31, 2020, and December 31, 2019, respectively	811	800
Additional paid-in capital	1,906,570	775,141
Retained earnings	3,092,628	4,224,065
Total shareholders’ equity	5,000,009	5,000,006
Total Liabilities and Shareholders’ Equity	$294,176,149	$293,706,691

The accompanying notes are an integral part of these consolidated financial statements.

REPLAY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2020	2019
General and administrative expenses	$2,392,686	$327,399
Loss from operations	(2,392,686)	(327,399)
Gain on marketable securities, dividends and interest held in Trust Account	1,261,249	4,554,158
Net (loss) income	$(1,131,437)	$4,226,759

Basic and diluted weighted average shares outstanding of Public Shares	28,750,000	28,750,000
Basic and diluted net income per share, Public Share	$0.04	$0.16
Basic and diluted weighted average shares outstanding of Founder Shares	7,187,500	7,187,500
Basic and diluted net loss per share, Founder Share	$(0.33)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

REPLAY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-In		Total Shareholders’
	Shares	Amount	Capital	Retained Earnings	Equity
Balance - December 31, 2018	7,187,500	$719	$24,281	$(2,694)	$22,306
Sale of units in initial public offering, gross	28,750,000	2,875	287,497,125	-	287,500,000
Offering costs	-	-	(15,075,329)	-	(15,075,329)
Sale of private placement warrants to Sponsor in private placement	-	-	7,750,000	-	7,750,000
Ordinary shares subject to possible redemption	(27,942,373)	(2,794)	(279,420,936)	-	(279,423,730)
Net income	-	-	-	4,226,759	4,226,759
Balance - December 31, 2019	7,995,127	$800	$775,141	$4,224,065	$5,000,006
Ordinary shares subject to possible redemption	113,144	11	1,131,429	-	1,131,440
Net loss	-	-	-	(1,131,437)	(1,131,437)
Balance - December 31, 2020	8,108,271	$811	$1,906,570	$3,092,628	$5,000,009

The accompanying notes are an integral part of these consolidated financial statements.

REPLAY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,131,437)	$4,226,759
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(1,261,249)	(4,554,158)
Changes in operating assets and liabilities:
Prepaid expenses	51,905	(62,738)
Accounts payable	830,344	83,995
Accrued expenses	770,551	6,166
Net cash used in operating activities	(739,886)	(299,976)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(287,500,000)
Net cash used in investing activities	-	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	250,000
Repayment of note payable and advances from related party	-	(250,000)
Proceeds received from initial public offering, gross	-	287,500,000
Proceeds from private placement	-	7,750,000
Offering costs paid	-	(5,885,229)
Net cash provided by financing activities	-	289,364,771

Net change in cash	(739,886)	1,564,795
Cash - beginning of the year	1,589,795	25,000
Cash - end of the year	$849,909	$1,589,795

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$2,600
Change in value of ordinary shares subject to possible redemption	$(1,131,440)	$279,423,730

The accompanying notes are an integral part of these consolidated financial statements.

REPLAY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 12, 2020, the Company; Finance of America Equity Capital LLC, a Delaware limited liability company (“FoA”); Finance of America Companies Inc., a Delaware corporation and wholly owned subsidiary of the Company (“New Pubco”); RPLY Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Replay Merger Sub”); RPLY BLKR Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of New Pubco (“Blocker Merger Sub”); Blackstone Tactical Opportunities Fund (Urban Feeder) – NQ L.P., a Delaware limited partnership (“Blocker”); Blackstone Tactical Opportunities Associates – NQ L.L.C., a Delaware limited liability company (“Blocker GP”); BTO Urban Holdings L.L.C., a Delaware limited liability company (“BTO Urban”), Blackstone Family Tactical Opportunities Investment Partnership – NQ – ESC L.P., a Delaware limited partnership (“ESC”), Libman Family Holdings LLC, a Connecticut limited liability company (“Family Holdings”), The Mortgage Opportunity Group LLC, a Connecticut limited liability company (“TMO”), L and TF, LLC, a North Carolina limited liability company (“L&TF”), UFG Management Holdings LLC, a Delaware limited liability company (“Management Holdings”), and Joe Cayre (each of BTO Urban, ESC, Family Holdings, TMO, L&TF, Management Holdings and Joe Cayre, a “Seller” and, collectively, the “Sellers”); and BTO Urban and Family Holdings, solely in their joint capacity as the representative of the Sellers pursuant to Section 12.18 of the Transaction Agreement (as defined below) (the “Seller Representative”), entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which the Company agreed to combine with FoA in a series of transactions (collectively, the “Proposed Business Combination”) that will result in New Pubco becoming a publicly-traded company on the New York Stock Exchange (“NYSE”) and controlling FoA in an “UP-C” structure. See the Proposed Business Combination described below.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from November 6, 2018 (inception) through December 31, 2020 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target including the costs incurred in connection with the Proposed Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

NYSE Notice

On August 15, 2019, the Company received a written notice (the “Notice”) from the staff of NYSE Regulation of the NYSE indicating that the Company was not then in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Manual”), which requires the Company to maintain a minimum of 300 public shareholders on a continuous basis. Pursuant to the Notice, the Company was subject to the procedures set forth in Sections 801 and 802 of the Manual. The Company submitted a business plan that demonstrated how the Company expected to return to compliance with the minimum public shareholders requirement within 18 months of receipt of the Notice. On October 24, 2019, the Company was notified by the staff of NYSE Regulation that the NYSE’s Listings Operations Committee agreed to accept the Company’s business plan, and the Company was subject to quarterly monitoring for compliance with such plan. On November 5, 2020, the Company was notified by the staff of NYSE Regulation that the Company is a “company back in compliance” with Section 802.01B of the Manual. The Company’s ordinary shares, warrants and Units, which trade under the symbols “RPLA,” “RPLA WS” and “RPLA.U,” respectively, continue to be listed and traded on the NYSE and no longer bear the indicator “.BC” on the consolidated tape to indicate noncompliance with the NYSE’s continued listing standards.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or April 8, 2021 (or such later date as may be approved by the Company’s shareholders in accordance with the Amended and Restated Memorandum and Articles of Association)(the “Combination Period”) or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but no more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, wind up its affairs and subsequently dissolve , subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Business Combination and Related Transactions

On October 12, 2020, the Company, FoA, New Pubco, Replay Merger Sub, Blocker Merger Sub, Blocker, Blocker GP, the Sellers and the Seller Representative entered into the Transaction Agreement, pursuant to which the Company agreed to combine with FoA in the Proposed Business Combination that will result in New Pubco becoming a publicly-traded company on the NYSE and controlling FoA in an “UP-C” structure.

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

On November 4, 2020, the request for early termination of the waiting period under the HSR Act with respect to the Proposed Business Combination was granted by the Federal Trade Commission. On February 12, 2021, the SEC declared effective New Pubco’s registration statement on Form S-4 (File No. 333-249897), as amended, filed with the SEC in connection with the Proposed Business Combination, which includes a proxy statement with respect to the Company’s extraordinary general meeting of shareholders (the “General Meeting”) to approve the Proposed Business Combination, among other matters, that constitutes a prospectus of New Pubco with respect to the securities to be issued in the Proposed Business Combination. On February 12, 2021, the Company filed its definitive proxy statement on Schedule 14A with the SEC, which was mailed on or about that date to the Company’s shareholders as of January 28, 2021, the record date for the General Meeting. The General Meeting has been scheduled for March 25, 2021.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with other public companies difficult or impossible because of the potential differences in accounting standards used.

Going Concern Consideration

As of December 31, 2020, the Company had approximately $850,000 outside of the Trust Account and a working deficit of approximately $836,000.

Through December 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $250,000 in note payable to the Sponsor and approximately $2,000 of general and administrative expenses paid by a related party on behalf of the Company. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds from the consummation of the Private Placement not held in the Trust Account of $2.0 million. The Company fully repaid the note and the advances to the Sponsor and the related party in May 2019.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurements

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

ASC 825, Financial Instruments, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of December 31, 2020, and 2019, the recorded values of cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders equity upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 27,829,229 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets. At December 31, 2019, 27,942,373 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheet.

Net Income (Loss) Per Ordinary Share

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

The Company’s statements of operations include a presentation of income per ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the year ended December 31, 2020, basic and diluted for Public Share, were calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account of approximately $1.3 million, by the weighted average number of 28,750,000 Public Shares outstanding for the period ending December 31, 2020. Net loss per share for the year ended December 31, 2020, basic and diluted for Founder Shares were calculated by dividing the net loss (approximately $1.1 million, less income attributable to Public Shares in the amount of $1.3 million, resulting in a loss of approximately $2.4 million), by the weighted average number of 7,187,500 Founder Shares outstanding for the periods. Net income per share for the year ended December 31, 2019, basic and diluted for Public Share, were calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account of approximately $4.6 million, by the weighted average number of 28,750,000 Public Shares outstanding for the period ending December 31, 2019. Net loss per share for the year ended December 31, 2019, basic and diluted for Founder Shares were calculated by dividing the net income of approximately $4.2 million, less income attributable to Public Shares in the amount of $4.6 million, resulting in a net loss of approximately $0.3 million, by the weighted average number of 7,187,500 Founder Shares outstanding for the period.

At December 31, 2020 and December 31, 2019, the company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020, and 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020, and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

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

Sponsor Agreement

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6.   SHAREHOLDERS’ EQUITY

Ordinary Shares—The Company is currently authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 35,937,500 ordinary shares outstanding. Of the 7,187,500 ordinary shares, an aggregate of up to 937,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On April 5, 2019, the underwriters fully exercised their over-allotment option which closed simultaneously with the Initial Public Offering; thus, the 937,500 Founder Shares were no longer subject to forfeiture. These 7,187,500 Founder Shares are subject to certain restrictions (see Note 4). In April 2019, the Company sold 28,750,000 Units in the Initial Public Offering. As a result, as of December 31, 2020 and 2019, there were 35,937,500 ordinary shares issued and outstanding, including 27,829,229 and 27,942,373 ordinary shares subject to possible redemption, respectively.

Preferred Shares—The Company is authorized to issue 2,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, and 2019, there were no preferred shares issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 7.   FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$293,315,407	$-	$-

December 31, 2019
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$292,054,158	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2020 and 2019.

NOTE 8.   SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Date: March 25, 2021

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

Signature	Title	Date

/s/ Edmond Safra	Co-Chief Executive Officer (Principal Executive Officer)	March 25, 2021
Edmond Safra

/s/ Gregorio Werthein	Co-Chief Executive Officer (Principal Executive Officer)	March 25, 2021
Gregorio Werthein

/s/ Brendan Driscoll	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021
Brendan Driscoll

/s/ Leonardo Madcur	Director	March 25, 2021
Leonardo Madcur

/s/ Ezra Cohen	Director	March 25, 2021
Ezra Cohen

/s/ Daniel Marx	Director	March 25, 2021
Daniel Marx

/s/ Mariano Bosch	Director	March 25, 2021
Mariano Bosch

/s/ Russell Colaco	Director	March 25, 2021
Russell Colaco